Form 10QSB
period 1995-03-31
GREASE MONKEY HOLDING CORP
filed 1995-05-12
CIK 350179

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB


(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1995

                                       OR

         (  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

                          Commission File Number 0-9812


                        GREASE MONKEY HOLDING CORPORATION

                             Utah          87-0321320

                        216 16th Street Mall, Suite 1100
                             Denver, Colorado  80202


                 Registrant's Telephone Number Is (303) 534-1660


Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X     No
                                 -----      -----

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding at
                    Class                         May 1, 1995
          -----------------------------           ------------
          Common Stock, $0.03 par value           4,359,379 shares

Transitional Small Business Disclosure Format          Yes       No   X
                                                           -----    -----

                        GREASE MONKEY HOLDING CORPORATION

                         COMMISSION FILE NUMBER:  0-9812

                          QUARTER ENDED MARCH 31, 1995


                                   FORM 10-QSB

                         PART I   FINANCIAL INFORMATION



     Consolidated Statements of Operations . . . . . . . . Page 1

     Consolidated Balance Sheets . . . . . . . . . . . . . Page 2

     Consolidated Statements of Stockholders'
       Equity. . . . . . . . . . . . . . . . . . . . . . . Page 4

     Consolidated Statements of Cash Flows . . . . . . . . Page 5

     Notes to Consolidated Financial Statements. . . . . . Page 8

     Management's Discussion and Analysis or Plan
       of Operation. . . . . . . . . . . . . . . . . . . . Page 10


                           PART II   OTHER INFORMATION


     Legal Proceedings . . . . . . . . . . . . . . . . . . Page 15

     Exhibits and Reports on Form 8-K. . . . . . . . . . . Page 16

     Signatures. . . . . . . . . . . . . . . . . . . . . . Page 17

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    THREE MONTHS ENDED
                                                          MARCH 31,
                                           ------------------------------------
                                                 1995                1994
                                           ----------------    ----------------
REVENUE:
- --------
  Royalty fees . . . . . . . . . . . .  $          788,405             676,585
  Franchise sales - center openings. .             157,000              33,844
  Franchise sales - unopened licenses
    canceled, net. . . . . . . . . . .               4,000               9,243
  Product and equipment revenue. . . .             362,936             287,248
  Sales by Company-owned centers . . .           2,846,681           2,980,885
  Rent and interest income related to
    operating and capital leases . . .             348,773             451,328
  Interest income. . . . . . . . . . .               9,642              14,976
  Other. . . . . . . . . . . . . . . .              67,356              19,212
                                           ----------------    ----------------
                                                 4,584,793           4,473,321


EXPENSES:
- ---------
  General and administrative
    expenses . . . . . . . . . . . . .             922,313             947,265
  Franchise costs recognized - center
    openings . . . . . . . . . . . . .              36,284               6,637
  Product and equipment costs. . . . .             242,357             175,107
  Company-owned centers. . . . . . . .           2,991,466           2,999,991
  Rent and interest expenses related to
    operating and capital leases . . .             351,060             422,107
  Provision for credit losses. . . . .              22,500              21,497
  Litigation award and related
    interest . . . . . . . . . . . . .               5,621               5,204
  Interest expense . . . . . . . . . .               2,731              22,678
                                           ----------------    ----------------

                                                 4,574,332           4,600,486
                                           ----------------    ----------------

NET INCOME (LOSS). . . . . . . . . . .  $           10,461            (127,165)
                                           ----------------    ----------------
                                           ----------------    ----------------

EARNINGS (LOSS) PER COMMON SHARE . . .  $                *               (0.03)
                                           ----------------    ----------------
                                           ----------------    ----------------

AVERAGE SHARES OUTSTANDING . . . . . .           4,334,176           4,259,828
                                           ----------------    ----------------
                                           ----------------    ----------------

* Less than $.01 per share.

                                   (UNAUDITED)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                MARCH 31,      DECEMBER 31,
                                                   1995             1994
ASSETS                                     ----------------    ----------------
- ------
CURRENT ASSETS:
  Cash . . . . . . . . . . . . . . . .  $           62,248             256,631
  Restricted cash including
    certificates of deposit. . . . . .             310,630             465,783
  Accounts receivable, net of
    allowance for doubtful accounts
    of $329,621 at March 31, 1995, and
    $309,394 at December 31, 1994. . .             989,916             867,062
  Current portion of notes
    receivable, net of allowance for
    uncollectible amounts. . . . . . .             133,370             134,181
  Current portion of net investment
    in direct financing leases . . . .             204,384             195,302
  Inventories. . . . . . . . . . . . .             712,379             733,736
  Prepaid expenses and supplies. . . .             173,179             125,027
                                           ----------------    ----------------

    TOTAL CURRENT ASSETS . . . . . . .           2,586,106           2,777,722
                                           ----------------    ----------------

PROPERTY AND EQUIPMENT,
  AT COST, PLEDGED:
  Land . . . . . . . . . . . . . . . .             152,079             152,079
  Buildings (including buildings
    under capital leases). . . . . . .           5,268,460           5,268,460
  Furniture and fixtures . . . . . . .             466,754             511,806
  Leasehold improvements . . . . . . .             633,350             617,484
  Machinery and equipment  . . . . . .           1,390,475           1,414,961
                                           ----------------    ----------------
                                                 7,911,118           7,964,790
  Less accumulated depreciation and
    amortization . . . . . . . . . . .          (2,788,970)         (2,680,599)
                                           ----------------    ----------------

  NET PROPERTY AND EQUIPMENT . . . . .           5,122,148           5,284,191
                                           ----------------    ----------------

OTHER ASSETS:
  Net investment in direct financing
    leases . . . . . . . . . . . . . .           3,490,073           3,543,750
  Notes receivable, net of allowance
    for uncollectible amounts. . . . .             154,040             116,168
  Deferred franchising costs . . . . .             183,100             198,854
  Goodwill and covenants not to
    compete, net of accumulated
    amortization of $634,992 at
    March 31, 1995, and $621,855
    at December 31, 1994 . . . . . . .           1,079,562           1,110,152
  Real estate held for sale. . . . . .             173,500             173,500
  Other assets, net of accumulated
    amortization of $94,425 at
    March 31, 1995, and $108,147 at
    December 31, 1994. . . . . . . . .             142,391             141,805
                                           ----------------    ----------------

  TOTAL OTHER ASSETS . . . . . . . . .           5,222,666           5,284,229
                                           ----------------    ----------------

                                        $       12,930,920          13,346,142
                                           ----------------    ----------------
                                           ----------------    ----------------

                                   (UNAUDITED)
                            (continued on next page)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                              MARCH 31,         DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY             1995                1994
- ------------------------------------       ----------------    ----------------
CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . .  $          796,287             958,023
  Accrued salaries and wages . . . . .             167,483             176,065
  Other accrued liabilities. . . . . .             344,575             319,351
  Current portion of long-term debt. .             313,710             320,315
  Current portion of obligations
    under capital leases . . . . . . .             322,486             307,669
  Reserve for litigation award . . . .             303,711             298,091
                                           ----------------    ----------------

    TOTAL CURRENT LIABILITIES. . . . .           2,248,252           2,379,514
                                           ----------------    ----------------

LONG-TERM DEBT . . . . . . . . . . . .           1,390,026           1,465,938

OBLIGATIONS UNDER CAPITAL
  LEASES . . . . . . . . . . . . . . .           6,662,200           6,746,748

DEFERRED FRANCHISE SALES
  REVENUE. . . . . . . . . . . . . . .             878,663           1,009,663

STOCKHOLDERS' EQUITY:
  Series C Preferred stock, issued and
   outstanding 21,146 shares and 22,205
   shares at March 31, 1995 and
   December 31, 1994, respectively,
   stated value of $100.00 . . . . . .           2,114,638           2,220,500
  Common stock, par value $.03,
    10,000,000 shares authorized,
    4,350,403, and 4,305,359, shares
    issued and outstanding at March 31,
    1995 and December 31, 1994,
    respectively . . . . . . . . . . .             130,512             129,161
  Capital in excess of par value . . .           5,808,932           5,707,382
  Accumulated deficit. . . . . . . . .          (6,302,303)         (6,312,764)
                                           ----------------    ----------------

     TOTAL STOCKHOLDERS' EQUITY. . . .           1,751,779           1,744,279

Commitments and Contingencies. . . . .
                                           ----------------    ----------------

                                        $       12,930,920          13,346,142
                                           ----------------    ----------------
                                           ----------------    ----------------

                                   (UNAUDITED)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     Preferred Stock                      Common Stock
                          ----------------------------------     -------------------------------------
                                                                                            Capital in
                          Number of             Subscriptions    Number of                  Excess of      Accumulated
                           Shares       Amount    Receivable      Shares       Amount       Par Value        Deficit      Total
                          ---------    ---------   ---------     ---------    ---------      ---------      ---------    -------
Balance at
  December 31, 1993 . . .     9,360   $  936,000     789,000     4,253,691    $ 127,611      5,765,475     (6,452,330)   1,165,756
Issuance of common
  stock pursuant to
  employee benefit plan .      -            -          -            12,981          389         29,131           -          29,520
Issuance of Series C
  Preferred stock, net
  of offering costs . . .    13,000    1,300,000    (789,000)        -             -          (162,100)          -         348,900
Conversion of Series C
  Preferred stock to
  common stock, including
  payment of accumulated
  dividends . . . . . . .      (155)     (15,500)      -             6,199          186         14,412           -            (902)
Issuance of common stock,
  pursuant to the
  cancellation of
  undeveloped franchise
  licenses  . . . . . . .     -            -           -            11,200          336         19,264           -          19,600
Issuance of common stock
  upon exercise of employee
  stock options . . . . .     -            -           -            30,000          900         60,540           -          61,440
Common stock reacquired
  and canceled  . . . . .     -            -           -            (8,712)        (261)       (19,340)          -         (19,601)
Net income  . . . . . . .     -            -           -             -             -             -            139,566      139,566
                          ---------    ---------   ---------     ---------    ---------      ---------      ---------    ---------
Balance at December 31,
  1994  . . . . . . . . .    22,205    2,220,500       -         4,305,359      129,161      5,707,382     (6,312,764)   1,744,279
Issuance of common stock
  pursuant to employee
  benefit plan. . . . . .     -            -           -             2,701           81          5,658          -            5,739
Conversion of Series C
  Preferred stock to
  common stock, including
  payment of accumulated
  dividends . . . . . . .    (1,059)    (105,862)      -            42,343        1,270         95,892          -           (8,700)

Net income  . . . . . . . .    -          -            -            -              -             -             10,461       10,461
                          ---------    ---------   ---------     ---------    ---------      ---------      ---------    ---------
Balance at March 31,
  1995. . . . . . . . . .    21,146   $2,114,638       -         4,350,403   $  130,512      5,808,932     (6,302,303)   1,751,779
                          ---------    ---------   ---------     ---------    ---------      ---------      ---------    ---------
                          ---------    ---------   ---------     ---------    ---------      ---------      ---------    ---------

                                   (UNAUDITED)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   THREE MONTHS ENDED
                                                         MARCH 31,
                                           ------------------------------------
                                                1995                 1994
                                           ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) . . . . . . . . . . . $           10,461           (127,165)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
   Increase in deferred franchise
    sales revenue. . . . . . . . . . . .             30,000            136,000
   Franchise sales revenue recognized-
    center openings. . . . . . . . . . .           (157,000)           (33,844)
   Franchise sales revenue recognized-
    unopened licenses canceled, net. . .             (4,000)            (9,243)
   Increase in deferred franchising
    costs  . . . . . . . . . . . . . . .            (20,530)           (28,531)
   Reduction in deferred franchising
    costs. . . . . . . . . . . . . . . .             36,284              6,637
   Provision for credit losses . . . . .             22,500             21,497
   Net loss realized on retirement of
    property and equipment . . . . . . .             11,132                -
   Depreciation and amortization . . . .            198,785            216,577
   Provision for litigation award. . . .              5,621              5,204
   Payments on settlement agreement  . .               -              (420,000)
   Loss on settlement agreement. . . . .               -                11,951
   Loss on sale of centers . . . . . . .             20,159               -
   Other, net  . . . . . . . . . . . . .               -               (10,047)
   Change in assets and liabilities:
    Increase in accounts receivable. . .           (189,459)          (116,798)
    (Increase) decrease in notes
     receivable. . . . . . . . . . . . .             12,542            (29,623)
    Decrease in inventories. . . . . . .             17,106             28,733
    (Increase) decrease in prepaid
     expenses and supplies . . . . . . .            (48,152)            95,635
    Decrease in accounts payable . . . .           (161,735)            (7,612)
    Increase in accrued salaries and
     wages and other liabilities . . . .             22,381             53,936
                                           ----------------    ----------------

NET CASH USED IN
 OPERATING ACTIVITIES. . . . . . . . . . $         (193,905)          (206,693)
                                           ----------------    ----------------


                                   (UNAUDITED)
                            (continued on next page)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                           ------------------------------------
                                                 1995                1994
                                           ----------------    ----------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Principal receipts on direct
  financing leases . . . . . . . . . . . $           44,595             51,270
 Capital expenditures. . . . . . . . . .            (29,992)           (38,606)
 Increase in other assets. . . . . . . .             (9,286)            (8,967)
                                           ----------------    ----------------

    NET CASH PROVIDED BY
     INVESTING ACTIVITIES. . . . . . . .              5,317              3,697
                                           ----------------    ----------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Payments on notes payable to a
  related party. . . . . . . . . . . . .               -              (378,000)
 Principal payments on long-term debt. .            (82,517)          (120,461)
 Principal payments on capital lease
  obligations. . . . . . . . . . . . . .            (72,232)           (96,481)
 Issuance of preferred stock, net
  of offering costs. . . . . . . . . . .               -             1,165,587
 Payment of accumulated dividends
  upon conversion of preferred stock
  to common stock. . . . . . . . . . . .             (8,700)              -
 Decrease (increase) in restricted
  cash . . . . . . . . . . . . . . . . .            155,154             (1,770)
 Increase in lease deposit obligations .              2,500               -
                                           ----------------    ----------------

      NET CASH FLOWS PROVIDED
       BY (USED IN) FINANCING
       ACTIVITIES. . . . . . . . . . . .             (5,795)           568,875
                                           ----------------    ----------------

NET INCREASE (DECREASE) IN CASH. . . . .           (194,383)           365,879

CASH, beginning of period. . . . . . . .            256,631             13,096
                                           ----------------    ----------------

CASH, end of period. . . . . . . . . . . $           62,248            378,975
                                           ----------------    ----------------
                                           ----------------    ----------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the
   period for interest . . . . . . . . . $          218,459            277,922
                                           ----------------    ----------------
                                           ----------------    ----------------

                                   (UNAUDITED)
                            (continued on next page)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

       The following table sets forth, by period, the amount and nature of amounts received for the sale (refranchising) of Company-owned Centers.

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                               1995                 1994*
                                           -------------       ----------------

SALES:
 Number of Centers refranchised . . . . . .           1
                                               --------
                                               --------
 Notes received . . . . . . . . . . . . . .   $   5,500

 Loss on sale . . . . . . . . . . . . . . .      20,159
                                               --------
 Cost of assets sold . . . . . . . . . . . .  $  25,659
                                               --------
                                               --------

     * There were no centers refranchised by the Company during the three months ended March 31, 1994.

     During the quarters ended March 31, 1995 and 1994, non-cash transactions consisted of the Company issuing 2,701 and 3,961 shares of stock at an average value of $2.12 and $2.00 per share respectively, in accordance with its matching requirement under the Company's 401(k) plan.




                                   (UNAUDITED)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month periods ended March 31, 1995, and March 31, 1994, (b) the financial position at March 31, 1995, (c) the statements of cash flows for the three-month periods ended March 31, 1995 and 1994, and
     (d) the changes in stockholders' equity at March 31, 1995, have been made.

2. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended December 31, 1994, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 24, 1995.

3. The results for the three-month period ended March 31, 1995, are not necessarily indicative of the results to be expected for the entire fiscal year of 1995.

4.   STOCKHOLDERS' EQUITY

     On February 28, 1994, and March 15, 1994, the Company issued a total of 13,000 shares of Series C Preferred stock for $1,300,000, of which $789,000 was subscribed to as of December 31, 1993.

     The Series C, 6% cumulative, preferred stock is redeemable at the option of the Company upon 60 days prior written notice after December 31, 1996. At the option of the holder, at any time prior to the close of business on the redemption date, each share of Series C Preferred stock, plus any accumulated unpaid dividends, may be converted into shares of common stock at a conversion price of $2.50 per share of common stock. On March 31, 1995, accumulated unpaid dividends totaled $156,410.

     The company has an employee deferred compensation 401(k) plan and matches employee contributions to this plan in an amount equal to 50% of the employees' contribution, up to a maximum of 6% of the employees' compensation. The Company's contribution is paid with its $0.03 par value common stock (net of forfeitures) valued at market on the date of the contribution. During the first quarter of 1995 and 1994, the Company contributed 2,701 and 3,961 shares to this plan at an average of $2.12 and $2.00 per share, respectively.


                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

5.   EARNINGS (LOSS) PER SHARE

     Primary earnings (loss) per share is determined based on the number of common and common equivalent shares outstanding and is adjusted for the assumed conversion of shares issuable upon exercise of options and warrants, after the assumed repurchase of common shares with the related proceeds (anti-dilutive for the periods presented). Earnings (loss) per share for all periods was computed after reduction for preferred stock dividends ($31,873 in 1995 and $20,555 in 1994). The assumed conversion of preferred stock was also anti-dilutive.

6.   COMMITMENTS AND CONTINGENCIES

     The Company leases Grease Monkey Center sites under capital lease agreements. These sites are either subleased to franchisees or operated as Company-owned Centers. The typical lease period is 15 to 20 years and some leases contain renewal options. These leases are accounted for as capital leases and are capitalized using interest rates appropriate at the inception of each lease.

     On February 28, 1991, a Verified Complaint in Replevin and for Restitution or Damages was filed in the District Court of Denver, State of Colorado, entitled NICK MONTOYA AND AVER MONTOYA V. GREASE MONKEY HOLDING CORPORATION, GREASE MONKEY INTERNATIONAL, INC., GM PROPERTIES, INC., PHOENIX EQUITY CORPORATION, ARTHUR P. SENSENIG, EDITH SENSENIG, AND JOHN R. HOLZMAN, Civil Action No. 91 CV 1778. Plaintiffs are elderly persons who allegedly loaned to Arthur P. Sensenig, the former President and Director of the Company and GMI, the approximate sum of $450,000. Plaintiffs asserted claims against the Company, GMI and GM Properties for unjust enrichment, fraud, statutory theft against the elderly, fraudulent conveyance, conspiracy and vicarious liability for the acts of Mr. Sensenig. On June 3, 1992, the Court entered a judgment against the Company in the amount of $241,679, plus statutory interest to accrue from June 4, 1992. As of March 31, 1995, interest in the amount of $62,032 has accrued. The Company filed an appeal in this matter which was heard by the Colorado Court of Appeals ("Appeals Court") on December 21, 1993. The Appeals Court upheld the District Court decision in an opinion dated January 13, 1994. The Company filed a Petition for Certiorari to the Colorado Supreme Court which was granted on November 7, 1994. Counsel for the plaintiffs filed a motion for an Order for Expedited Determination which was issued by the court on April 13, 1995. Oral arguments are set for May 22, 1995. The Company has recorded a reserve for the full judgment amount and continues to reserve for the related interest.

     The Company is a party to other legal proceedings including claims by franchisees against the Company that arise in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material effect on the financial condition or results of operations of the Company.

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company reported income of $10,461 for the first quarter of 1995, as compared to a loss of ($127,165) for the first quarter of 1994.

     Total revenue increased by $111,472 (2%) for the first quarter of 1995, compared to the first quarter of 1994. The increase is due primarily to an increase in royalty fees, revenue recognized on center openings and product and equipment revenue.

     Royalty fees are a percentage of gross sales paid monthly by all franchised Grease Monkey Centers. Royalty fee revenue for the first quarter of 1995 increased 17% over the first quarter of 1994 to $788,405. This increase is due to continued growth in sales at existing Centers and an increase in the number of franchised Centers. Based upon many factors, including the age of amounts owed the Company, the extent of collateralization, and historical performance, the Company may place certain financially troubled franchisees on a non-accrual status. For the first quarter of 1995, estimated royalties of $33,025 were not accrued under this policy, compared to $32,750 for the first three months of 1994. The Company has a royalty rebate program for franchisees under which eligible franchisees can receive a rebate of royalties paid. The rebate accrued under this program for the quarter ended March 31, 1995, was $52,569 as compared to $57,106 for the quarter ended March 31, 1994. The rebate is recorded as a reduction of royalty revenue. The royalty rebate program is not a requirement of the franchise agreement. Continuation of the program is reviewed by management on an annual basis. The 1995 Royalty Rebate Program runs through December 31, 1995.

     Franchise sales revenue was $157,000 for the first quarter of 1995, as compared to $33,844 for the first quarter of 1994. Franchise sales revenue represents initial payments received by the Company from buyers of its franchise licenses. The fee is recognized as revenue when the related franchise opens for business. Six franchise centers were opened in the first quarter of 1995 (including one refranchised center which was previously closed). Two franchise centers were opened in the first quarter of 1994.

     In the first quarter of 1995, the Company recognized $4,000 in franchise sales revenue resulting from license cancellations as compared to $9,243 in the first quarter of 1994.

     In the first quarter of 1995 the Company lost $144,785 on revenue of $2,846,681 at Company-owned Centers, as compared to a loss of $19,106 on revenue of $2,980,885 for the same quarter last year. At March 31, 1995, the Company owned 29 Centers as compared to 28 at March 31, 1994.


                                (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


     Company-owned centers' revenue decreased 4.5% in the first quarter of 1995 versus 1994. The loss of revenue can be primarily attributed to the elimination of emissions testing in Colorado due to a state adopted emissions testing program, which commenced January 2, 1995, and limited emissions testing to a single contractor selected by the state. In addition, the Company centers experienced increased product, labor, and insurance costs.

     In the first quarter of 1995 the Company realized marketing allowances and gross margins on product and equipment sales of $120,579, as compared to $112,141 in the first quarter of 1994. Product and equipment revenue represents the sale of fluid dispensing equipment and other supplies to franchisees, and marketing allowances related to the sale of oil filters, air filters, oil additives, and certain other products.

     On March 31, 1994, the Company closed on a settlement agreement with a landlord. The settlement consisted of a cash settlement payment of $350,000, a reduction of lease payments during the time period of October 1, 1993, through March 31, 1994, the termination of four lease obligations which represented approximately $2.6 million in future lease payments, the refranchising of two centers, the forgiveness of receivables and the performance by the Company of certain operating commitments on two Centers. The company recorded a loss and settlement provision of $420,000 for this settlement agreement as of December 31, 1993. Losses incurred in the first quarter of 1994 pertaining to this settlement agreement were accounted for through the reserve.

     General and administrative expenses for the first quarter of 1995 decreased by 3% as compared to the first quarter of 1994. The decrease is due to: a decrease in litigation fees and related costs of approximately $33,000; a decrease in travel and entertainment expenses of approximately $22,000; a decrease in corporate office operating expenses of approximately $20,000, offset by increases in salaries, wages and personnel expenses of approximately $21,000 and offset by losses incurred on the disposition of obsolete assets and the refranchising of a closed center, totalling approximately $35,000.




                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


       The following schedule summarizes the total number of Grease Monkey Centers open, vehicles serviced, franchise licenses issued, franchise licenses and applications outstanding, and franchise/application fees received during the first quarter of 1995 compared to the first quarter of 1994:

                                        THREE MONTHS ENDED:

                              March 31, 1995              March 31, 1994

                    Company   Franchisee            Company   Franchisee
                     Owned       Owned     Total     Owned       Owned    Total
                     -----       -----     -----     -----       -----    -----
Centers open,
 beginning. . . . . . . 29         176       205       32           162      194

Centers opened (A) . . . -           6         6        -             2        2

Centers purchased or
 sold. . . . . . . . . . -           -         -      (1)             1        -

Centers terminated or
 closed (B). . . . . . . -         (4)       (4)      (3)             -       (3)

Centers reacquired . . . -           -         -        -             -        -
                       ---         ---       ---      ---           ---     ----

Centers open, ending .  29         178       207       28           165      193
                       ---        ----      ----      ---          ----     ----
                       ---        ----      ----      ---          ----     ----
Vehicles serviced
 (000's) . . . . . . . . . . . . . . .       694      . . . . . . . . .      677
                                          ------                          ------
                                          ------                          ------
Franchise licenses issued (C). . . . .         1      . . . . . . . . .        5
                                            ----                            ----
                                            ----                            ----
Undeveloped franchise licenses (D) . .        52      . . . . . . . . .       68
                                          ------                           -----
                                          ------                           -----
Franchise applications
 outstanding (D) . . . . . . . . . . .        27      . . . . . . . . .       25
                                         -------                         -------
                                         -------                         -------

Franchise license/application
 fees received (E) . . . . . . . . . .   $30,000      . . . . . . . . . $140,000
                                         -------                        --------
                                         -------                        --------

(A)  Includes one refranchised center which was previously closed.
(B) Includes one center which was deidentified by the franchisee in January 1995; subsequently, the Company acquired the center on May 1, 1995.
(C)  Represents the number of licenses issued during the period.
(D)  Represents the number of licenses/applications outstanding at March 31.
(E) Represents amounts received for franchise licenses/applications during the period.


                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES

     In March of 1991 a controlling interest in the Company was sold to First of September Corporation ( FOSC ) for $1.25 million. As part of the transaction, FOSC provided a $750,000 two-year line of credit effective August of 1991. The line of credit with FOSC for $750,000 which bore interest at prime plus 2% was extended through March 31, 1994. On March 23, 1994, the outstanding balance of $378,000 was paid off and the line of credit was canceled.

     A motor oil supplier has provided financing for Company-owned Centers where the Company agrees to feature its products. The financing ranged from $30,000 to $45,000 per Center depending on the expected usage at the center. The advances are amortized based on the Company's purchases of its products.
Similar oil company financing is expected to be available for any new Company-owned Centers acquired and existing Company-owned Centers where the Company does not have a supply agreement or where the existing supply agreement may be canceled.

     Between February 28, 1994, and March 15, 1994, the Company issued a total of 13,000 shares of Series C Preferred stock for $1,300,000. Offering costs were approximately $134,000. The Series C Preferred stock has a stated value of $100 per share; bears a 6% cumulative dividend; is convertible, together with any accumulated unpaid dividends, into common stock at the option of the holder at a conversion price of $2.50 per share; and is callable by the company at any time after December 31, 1996, at a price of $115 per share. The net proceeds of this offering were designated for working capital, including reduction of notes payable, and to fund the settlement agreement with a landlord as previously discussed.

     The growth of the Grease Monkey system is dependent on the ability of the Company and its franchisees to obtain real estate development capital. The majority of Grease Monkey Centers are built under so-called "build-to-suit" arrangements where the land is purchased and the building constructed to Grease Monkey specifications by an unrelated party, and then leased to the franchisee or the Company. The Company does not currently have a national source of build-to-suit developers. Instead, the Company and its franchisees solicit such developers on a location-by-location basis.


                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY

     Cash used in operations during the first quarter of 1995 was ($193,905) as compared to ($206,693) used in operations in the first quarter of 1994.

     Cash provided by investing activities was $5,317 in the first quarter of 1995, as compared to $3,697 in the first quarter of 1994. Cash provided consisted primarily of receipts on direct financing leases which decreased over the same period last year due to the closure of one center in 1994 which was leased by the Company and subleased to a franchisee, and the Company being released as lessee on two centers, which it subleased to two franchisees, when the franchisees negotiated direct leasing from the landlord. Cash used was for capital expenditures, primarily computer systems and Company Center equipment.

     Cash used in financing activities was ($5,795) in the first quarter of 1995 as compared to cash provided by financing activities of $568,875 in the first quarter of 1994. Cash provided by financing activities in the first quarter of 1995 consisted of the release of $155,154 of restricted cash to operating cash. Cash provided by financing activities in the first quarter of 1994 included $1,165,587 (net of offering costs of $134,413) from the issuance of Series C Preferred stock.

     Cash used to reduce long-term debt, capital lease obligations and notes payable was $154,749 in the first quarter of 1995 and $594,942 in the first quarter of 1993.

     The Company does not have any material commitments for capital expenditures. The Company believes it has the capital resources and liquidity necessary to meet all of the obligations, debt maturities, and commitments of the Company during 1995.

                        GREASE MONKEY HOLDING CORPORATION

                         COMMISSION FILE NUMBER:  0-9812

                          QUARTER ENDED MARCH 31, 1995

                                   FORM 10-QSB

                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.


     On February 28, 1991, a Verified Complaint in Replevin and for Restitution or Damages was filed in the District Court of Denver, State of Colorado, entitled NICK MONTOYA AND AVER MONTOYA V. GREASE MONKEY HOLDING CORPORATION, GREASE MONKEY INTERNATIONAL, INC., GM PROPERTIES, INC., PHOENIX EQUITY CORPORATION, ARTHUR P. SENSENIG, EDITH SENSENIG, AND JOHN R. HOLZMAN, Civil Action No. 91 CV 1778. Plaintiffs are elderly persons who allegedly loaned to Arthur P. Sensenig, the former President and Director of the Company and GMI, the approximate sum of $450,000. Plaintiffs asserted claims against the Company, GMI and GM Properties for unjust enrichment, fraud, statutory theft against the elderly, fraudulent conveyance, conspiracy and vicarious liability for the acts of Mr. Sensenig. In January of 1992 the Plaintiffs reached a settlement with Mr. Sensenig wherein he confessed judgment for approximately $350,000. At or about the same time, Edith Sensenig was dismissed from the case, with prejudice. Trial for the remaining defendants was held on May 18, 1992 and on June 3, 1992, the Court entered a judgment against the Company in the amount of $241,679, plus statutory interest to accrue from June 4, 1992. As of March 31, 1995, interest in the amount of $62,032 has accrued. The basis of the Court's decision was one founded in vicarious liability of a principal for the actions of its agent. The Court found that the Company was responsible for the tortious acts of its former President, in spite of the fact that the Company adequately supervised the former President, had no knowledge of any wrongdoing, and received none of the funds which were taken from the Plaintiffs. The Court based its decision on Section 261 of the RESTATEMENT OF AGENCY 2D., which Section has not yet been adopted as the law in the State of Colorado. The Company filed an appeal in this matter which was heard by the Colorado Court of Appeals ("Appeals Court") on December 21, 1993. The Appeals Court upheld the District Court decision in an opinion dated January 13, 1994. The Company filed a Petition for Certiorari to the Colorado Supreme Court which was granted on November 7, 1994. Counsel for the plaintiffs filed a motion for an Order for Expedited Determination which was issued by the court on April 13, 1995. Oral arguments are set for May 22, 1995. The Company has recorded a reserve for the full judgment amount and continues to reserve for the related interest.

     On February 11, 1993, the Company filed a complaint against a franchisee, entitled GREASE MONKEY INTERNATIONAL, INC. (GMI) V. PEARCO, INC. V. JOHN L. GALLIVAN, Civil Action No. MJG 93-385, in the U.S. District Court in Maryland, for failure to report sales and pay royalties and advertising fees, servicemark infringement, unfair competition, unfair/deceptive trade

                                (continued)
practices, misappropriation of trade secrets, breach of covenant not to compete, and breach of agreement. On April 2, 1993, the Defendant answered and counterclaimed, adding John L. Gallivan, former Executive Vice President, as a counter-defendant. Their counterclaims were as follows: fraud, negligent misrepresentation, breach of contract, unlawful restraint of trade, violation of Maryland Anti-Trust Act, civil conspiracy, violation of Federal RICO statute, violation of Maryland Franchise Act, and violation of Federal Rule of Civil Procedure No. 11. The counterclaim asked for $611,000 in damages, rescission, and attorney's fees and costs. On August 2, 1993, the Court granted an Order staying and administratively closing the case, pending the completion of a settlement agreement between the parties. The settlement is contingent upon the Company successfully negotiating for the purchase, by the Company or a third party, of the Grease Monkey building occupied by Defendant. GMI did not acquire title to Pearco's building by December 31, 1993, and does not anticipate that it will acquire title to the building in the future. To date, neither party has requested the reopening of the litigation, and GMI has not paid anything to purchase the assets of Pearco's franchise because the preconditions set forth in the settlement agreement have not been fulfilled. Management believes that the resolution of this matter will not have a material adverse effect on the financial condition or results of operations of the Company.

     The Company is a party to other legal proceedings including claims by franchisees against the Company that arise in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material effect on the financial condition or results of operations of the Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits (numbered in accordance with Item 601 of regulation S-K)

     11.  Statement Re:  Computation of Per Share Earnings
     27.  Financial Data Schedule

(b)  Reports on Form 8-K

     No Reports on Form 8-K were filed during the period covered by this report.

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                       COMMISSION FILE NUMBER:     0-9812
                          QUARTER ENDED MARCH 31, 1995
                                   FORM 10-QSB


                                   SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following person(s) on behalf of the Registrant and in the capacities and on the dates indicated.

                                      GREASE MONKEY HOLDING CORPORATION



                                      By:/s/ T. Timothy Kershisnik
                                         ---------------------------------------
                                             T. Timothy Kershisnik
                                             Controller, Treasurer and
                                             Corporate Secretary
                                             (Principal Financial and
                                             Accounting Officer)

Denver, Colorado
May 10, 1995

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                       COMMISSION FILE NUMBER:     0-9812
                          QUARTER ENDED MARCH 31, 1995
                                   FORM 10-QSB


                                   SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following person(s) on behalf of the Registrant and in the capacities and on the dates indicated.

                                       GREASE MONKEY HOLDING CORPORATION



                                        By: ____________________________________
                                               T. Timothy Kershisnik
                                               Controller, Treasurer and
                                               Corporate Secretary
                                               (Principal Financial and
                                               Accounting Officer)

Denver, Colorado
May 10, 1995