Form 10QSB
period 1995-06-30
GREASE MONKEY HOLDING CORP
filed 1995-08-14
CIK 350179

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB


         (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1995

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

                                 Yes  X       No
                                  -----       -----

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding at
                   Class                         August 1, 1995
         -----------------------------           --------------
         Common Stock, $0.03 par value          4,363,650 shares

Transitional Small Business Disclosure Format  Yes        No  X
                                                  -----     ----

                        GREASE MONKEY HOLDING CORPORATION

                         COMMISSION FILE NUMBER:  0-9812

                           QUARTER ENDED JUNE 30, 1995


                                   FORM 10-QSB

                         PART I   FINANCIAL INFORMATION



     Consolidated Statements of Operations . . . . . . . . . .     Page  1

     Consolidated Balance Sheets . . . . . . . . . . . . . . .     Page  2

     Consolidated Statements of Stockholders'
       Equity. . . . . . . . . . . . . . . . . . . . . . . . .     Page  4

     Consolidated Statements of Cash Flows . . . . . . . . . .     Page  5

     Notes to Consolidated Financial Statements. . . . . . . .     Page  8

     Management's Discussion and Analysis or Plan of Operation.   Page  10


                           PART II   OTHER INFORMATION


     Legal Proceedings . . . . . . . . . . . . . . . . . . . .    Page  15

     Submission of Matters to a Vote of Security Holders . . .    Page  16

     Exhibits and Reports on Form 8-K. . . . . . . . . . . . .    Page  16

     Signatures. . . . . . . . . . . . . . . . . . . . . . . .    Page  17

GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                        JUNE 30,                                 JUNE 30,
                                                                 -------------------------               ------------------------
                                                                    1995           1994                   1995            1994
                                                                -----------    -----------            -----------     -----------
REVENUE:
-------
  Royalty fees . . . . . . . . . . . . . . . . . . . . . .      $   794,031        744,137              1,582,436       1,420,722
  Franchise sales - center openings. . . . . . . . . . . .          161,800        137,000                318,800         170,844
  Franchise sales - unopened licenses canceled, net. . . .             -            50,851                  4,000          60,094
  Product and equipment revenue. . . . . . . . . . . . . .          276,120        393,940                639,056         681,188
  Sales by Company-owned centers . . . . . . . . . . . . .        3,129,075      3,101,028              5,975,756       6,081,913
  Rent and interest income related to
    operating and capital leases . . . . . . . . . . . . .          347,737        455,399                696,510         906,727
  Interest income. . . . . . . . . . . . . . . . . . . . .           10,069         16,542                 19,711          31,518
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .           20,462         18,731                 87,818          37,943
                                                                -----------    -----------            -----------      ----------
                                                                  4,739,294      4,917,628              9,324,087       9,390,949

EXPENSES:
--------
  General and administrative expenses. . . . . . . . . . .          938,199        989,065              1,860,512       1,936,330
  Franchise costs recognized - center openings . . . . . .           17,425         20,628                 53,709          27,265
  Product and equipment costs. . . . . . . . . . . . . . .          163,719        264,108                406,076         439,215
  Company-owned centers. . . . . . . . . . . . . . . . . .        3,154,705      3,119,242              6,146,171       6,119,233
  Rent and interest expenses related to
    operating and capital leases . . . . . . . . . . . . .          357,442        436,279                708,502         858,386
  Provision for credit losses. . . . . . . . . . . . . . .           42,500         36,337                 65,000          57,834
  Litigation award and related interest. . . . . . . . . .            5,832          5,386                 11,453          10,590
  Interest expense . . . . . . . . . . . . . . . . . . . .            9,952         15,417                 12,683          38,095
                                                                -----------    -----------            -----------      ----------

                                                                  4,689,774      4,886,462              9,264,106       9,486,948
                                                                -----------    -----------            -----------      ----------
NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . .      $    49,520         31,166                 59,981         (95,999)
                                                                -----------    -----------            -----------      ----------
                                                                -----------    -----------            -----------      ----------

EARNINGS (LOSS) PER COMMON SHARE . . . . . . . . . . . . .      $         *              *                      *           (0.03)
                                                                -----------    -----------            -----------      ----------
                                                                -----------    -----------            -----------      ----------
AVERAGE SHARES OUTSTANDING . . . . . . . . . . . . . . . .        4,361,256      4,300,318              4,347,790       4,280,185
                                                                -----------    -----------            -----------      ----------
                                                                -----------    -----------            -----------      ----------

* Less than $.01 per share

                                   (UNAUDITED)
                                        1

GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS




                                                                       JUNE 30,       DECEMBER 31,
                                                                         1995            1994
                                                                    -------------    -----------

ASSETS
------
CURRENT ASSETS:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . $             382,285        256,631
  Restricted cash including certificates of
    deposit. . . . . . . . . . . . . . . . . . . . . . . . .             355,176        465,783
  Accounts receivable, net of allowance for
    doubtful accounts of $379,026 at June
    30, 1995, and $309,394 at December 31, 1994. . . . . . .             977,210        867,062
  Current portion of notes receivable,
    net of allowance for uncollectible
    amounts. . . . . . . . . . . . . . . . . . . . . . . . .             124,141        134,181
  Current portion of net investment
    in direct financing leases . . . . . . . . . . . . . . .             212,059        195,302
  Inventories. . . . . . . . . . . . . . . . . . . . . . . .             688,093        733,736
  Prepaid expenses and supplies. . . . . . . . . . . . . . .             224,265        125,027
                                                                    -------------    -----------

    TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . .           2,963,229      2,777,722
                                                                    -------------    -----------

PROPERTY AND EQUIPMENT,
  AT COST, PLEDGED:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . .             152,079        152,079
  Buildings (including buildings under capital
    leases). . . . . . . . . . . . . . . . . . . . . . . . .           5,345,018      5,268,460
  Furniture and fixtures . . . . . . . . . . . . . . . . . .             489,764        511,806
  Leasehold improvements . . . . . . . . . . . . . . . . . .             634,071        617,484
  Machinery and equipment. . . . . . . . . . . . . . . . . .           1,452,839      1,414,961
                                                                    -------------    -----------
                                                                       8,073,771      7,964,790
  Less accumulated depreciation and
    amortization . . . . . . . . . . . . . . . . . . . . . .          (2,879,206)    (2,680,599)
                                                                    -------------    -----------

    NET PROPERTY AND EQUIPMENT . . . . . . . . . . . . . . .           5,194,565      5,284,191
                                                                    -------------    -----------

OTHER ASSETS:
  Net investment in direct financing leases. . . . . . . . .           3,436,508      3,543,750
  Notes receivable, net of allowance for uncollectible
    amounts. . . . . . . . . . . . . . . . . . . . . . . . .             150,030        116,168
  Deferred franchising costs . . . . . . . . . . . . . . . .             197,280        198,854
  Goodwill and covenants not to compete, net
    of accumulated amortization of $669,548
    at June 30, 1995, and $621,855 at
    December 31, 1994. . . . . . . . . . . . . . . . . . . .           1,665,592      1,110,152
  Real estate held for sale. . . . . . . . . . . . . . . . .             173,500        173,500
  Other assets, net of accumulated
    amortization of $103,125 at June 30, 1995,
    and $108,147 at December 31, 1994. . . . . . . . . . . .             162,830        141,805
                                                                    -------------    -----------

    TOTAL OTHER ASSETS . . . . . . . . . . . . . . . . . . .           5,785,740      5,284,229
                                                                    -------------    -----------

                                                                 $    13,943,534     13,346,142
                                                                    -------------    -----------
                                                                    -------------    -----------

                                   (UNAUDITED)
                            (continued on next page)
                                       2

GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)



                                                                                  JUNE 30,          DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                1995               1994
------------------------------------                                       ----------------      ----------------
CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . .             $     797,249             958,023
  Accrued salaries and wages . . . . . . . . . . . . . . . . . .                   195,773             176,065
  Other accrued liabilities. . . . . . . . . . . . . . . . . . .                   276,557             319,351
  Current portion of long-term debt. . . . . . . . . . . . . . .                   408,132             320,315
  Current portion of obligations
   under capital leases. . . . . . . . . . . . . . . . . . . . .                   335,705             307,669
  Reserve for litigation award . . . . . . . . . . . . . . . . .                   309,544             298,091
                                                                           ----------------      ----------------

    TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . .                 2,322,960           2,379,514
                                                                           ----------------      ----------------

LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . . . . .                 2,481,581           1,465,938

OBLIGATIONS UNDER CAPITAL
  LEASES . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 6,575,220           6,746,748

DEFERRED FRANCHISE SALES
  REVENUE. . . . . . . . . . . . . . . . . . . . . . . . . . . .                   761,863           1,009,663

STOCKHOLDERS' EQUITY:
  Series C Preferred stock, issued and outstanding
    20,958 shares and 22,205 shares at June 30, 1995,
    and December 31, 1994, respectively, stated
    value of $100.00 . . . . . . . . . . . . . . . . . . . . . .                 2,095,838           2,220,500
  Common stock, par value $.03, 10,000,000
    shares authorized, 4,362,080, and 4,305,359,
    shares issued and outstanding at June 30,
    1995, and December 31, 1994, respectively. . . . . . . . . .                   130,863             129,161
  Capital in excess of par value . . . . . . . . . . . . . . . .                 5,827,992           5,707,382
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .                (6,252,783)         (6,312,764)
                                                                           ----------------      ----------------
    TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . .                 1,801,910           1,744,279

  Commitments and Contingencies. . . . . . . . . . . . . . . . .

                                                                           ----------------      ----------------
                                                                             $  13,943,534          13,346,142
                                                                           ----------------      ----------------
                                                                           ----------------      ----------------

                                   (UNAUDITED)
                                       3

GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                     Preferred Stock                       Common Stock
                                                        --------------------------------------  -----------------------------------
                                                                                                                         Capital in
                                                         Number of               Subscriptions  Number of                 Excess of
                                                          Shares        Amount     Receivable    Shares       Amount     Par Value
                                                        ---------     ---------   ------------  ---------    ---------   ----------
Balance at December 31, 1993 . . . . . . . .                9,360    $  936,000     789,000     4,253,691    $ 127,611    5,765,475
Issuance of common stock pursuant to
  employee benefit plan. . . . . . . . . . .                    -             -           -        12,981          389       29,131
Issuance of Series C Preferred stock,
  net of offering costs. . . . . . . . . . .               13,000     1,300,000    (789,000)            -            -     (162,100)
Conversion of Series C Preferred stock to
  common stock, including payment of
  accumulated dividends. . . . . . . . . . .                 (155)      (15,500)          -         6,199          186       14,412
Issuance of common stock, pursuant to
  the cancellation of undeveloped
  franchise licenses . . . . . . . . . . . .                    -             -           -        11,200          336       19,264
Issuance of common stock upon
  exercise of employee stock options . . . .                    -             -           -        30,000          900       60,540
Common stock reacquired and
  canceled . . . . . . . . . . . . . . . . .                    -             -           -        (8,712)        (261)     (19,340)
Net income . . . . . . . . . . . . . . . . .                    -             -           -             -            -            -
                                                        ---------     ---------   ---------    ---------     ---------    ---------
Balance at December 31, 1994 . . . . . . . .               22,205     2,220,500           -     4,305,359      129,161    5,707,382
Issuance of common stock pursuant to
  employee benefit plan. . . . . . . . . . .                    -             -           -         6,858          206       14,886
Conversion of Series C Preferred stock
  to common stock, including payment
  of accumulated dividends . . . . . . . . .               (1,247)     (124,662)          -        49,863        1,496      113,224
Offering costs of Series C Preferred
  stock. . . . . . . . . . . . . . . . . . .                    -             -           -             -            -       (7,500)
Net income . . . . . . . . . . . . . . . . .                    -             -           -             -            -            -
                                                        ---------     ---------   ---------    ---------     ---------    ---------
Balance at June 30, 1995 . . . . . . . . . .               20,958    $2,095,838           -     4,362,080     $130,863    5,827,992
                                                        ---------     ---------   ---------    ---------     ---------    ---------
                                                        ---------     ---------   ---------    ---------     ---------    ---------

                                                      Accumulated
                                                         Deficit        Total
                                                        ---------     --------

Balance at December 31, 1993 . . . . . . . .           (6,452,330)    1,165,756
Issuance of common stock pursuant to
  employee benefit plan. . . . . . . . . . .                    -        29,520
Issuance of Series C Preferred stock,
  net of offering costs. . . . . . . . . . .                    -       348,900
Conversion of Series C Preferred stock to
 common stock, including payment of
 accumulated dividends . . . . . . . . . . .                    -          (902)
Issuance of common stock, pursuant to
  the cancellation of undeveloped
  franchise licenses . . . . . . . . . . . .                    -        19,600
Issuance of common stock upon
  exercise of employee stock options . . . .                    -        61,440
Common stock reacquired and
  canceled . . . . . . . . . . . . . . . . .                    -       (19,601)
Net income . . . . . . . . . . . . . . . . .              139,566       139,566
                                                        ---------     ---------
Balance at December 31, 1994 . . . . . . . .           (6,312,764)    1,744,279
Issuance of common stock pursuant to
  employee benefit plan. . . . . . . . . . .                    -        15,092
Conversion of Series C Preferred stock
  to common stock, including payment
  of accumulated dividends . . . . . . . . .                    -        (9,942)
Offering costs of Series C Preferred
  stock. . . . . . . . . . . . . . . . . . .                    -        (7,500)
Net income . . . . . . . . . . . . . . . . .               59,981        59,981
                                                        ---------     ---------

Balance at June 30, 1995 . . . . . . . . . .           (6,252,783)    1,801,910
                                                        ---------     ---------
                                                        ---------     ---------


                                   (UNAUDITED)
                                        4

GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                   SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                 ------------------------------------------------
                                                                             1995                    1994
                                                                 ---------------------      ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss). . . . . . . . . . . . . . . . . . . . . .$              59,981                  (95,999)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
     Increase in deferred franchise sales revenue. . . . . . .               47,000                  309,000
     Franchise sales revenue recognized-center openings. . . .             (318,800)                (170,844)
     Franchise sales revenue recognized-
      unopened licenses canceled, net. . . . . . . . . . . . .               (4,000)                 (60,094)
     Increase in deferred franchising costs. . . . . . . . . .              (52,134)                 (36,541)
     Reduction in deferred franchising costs . . . . . . . . .               53,709                   27,265
     Provision for credit losses . . . . . . . . . . . . . . .               65,000                   57,834
     Net loss realized on retirement of property and
      equipment. . . . . . . . . . . . . . . . . . . . . . . .               13,636                        -
     Depreciation and amortization . . . . . . . . . . . . . .              402,219                  409,185
     Provision for litigation award. . . . . . . . . . . . . .               11,453                   10,590
     Payments on settlement agreement. . . . . . . . . . . . .                    -                 (398,310)
     Loss on settlement agreement. . . . . . . . . . . . . . .                    -                   11,951
     Loss on sale of centers . . . . . . . . . . . . . . . . .               62,541                        -
     Other, net. . . . . . . . . . . . . . . . . . . . . . . .                    -                  (14,112)
                                                                 ---------------------      ---------------------
                                                                            340,605                   49,925
     Change in assets and liabilities:
      Increase in accounts receivable. . . . . . . . . . . . .             (206,103)                (218,534)
      Decrease in notes receivable . . . . . . . . . . . . . .               12,635                    1,579
      Decrease in inventories. . . . . . . . . . . . . . . . .               25,158                   30,491
      (Increase) decrease in prepaid expenses
        and supplies . . . . . . . . . . . . . . . . . . . . .              (99,238)                  75,753
      (Decrease) increase in accounts payable. . . . . . . . .             (160,773)                  39,544
      (Decrease) increase in accrued salaries and wages
        and other liabilities. . . . . . . . . . . . . . . . .               (4,171)                  28,973
                                                                 ---------------------      ---------------------

          Total Adjustments. . . . . . . . . . . . . . . . . .             (432,492)                 (42,194)
                                                                 ---------------------      ---------------------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES. . . . . . . . . . . . . . . . . . . . .
                                                              $             (91,887)                   7,731
                                                                 ---------------------      ---------------------

                                   (UNAUDITED)
                            (continued on next page)
                                       5

GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                                   Six Months Ended
                                                                                      June 30,
                                                                 ------------------------------------------------
                                                                             1995                    1994
                                                                 ---------------------      ---------------------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Principal receipts on direct financing leases. . . . . . . . $               92,286                    104,496
  Capital expenditures . . . . . . . . . . . . . . . . . . . .               (135,689)                   (94,700)
  Acquisition of centers . . . . . . . . . . . . . . . . . . .               (870,388)                       -
  Sale of centers. . . . . . . . . . . . . . . . . . . . . . .                123,233                        -
  Increase in other assets . . . . . . . . . . . . . . . . . .                (36,290)                   (15,317)
                                                                 ---------------------      ---------------------
        NET CASH (USED IN)
          INVESTING ACTIVITIES . . . . . . . . . . . . . . . .               (826,848)                    (5,521)
                                                                 ---------------------      ---------------------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Payments on notes payable to a
    related party. . . . . . . . . . . . . . . . . . . . . . .                    -                     (378,000)
  Proceeds from long-term debt . . . . . . . . . . . . . . . .              1,241,880                        -
  Principal payments on long-term debt . . . . . . . . . . . .               (145,364)                  (237,131)
  Principal payments on capital lease
    obligations. . . . . . . . . . . . . . . . . . . . . . . .               (147,093)                  (175,315)
  Issuance of preferred stock, net
    of offering costs. . . . . . . . . . . . . . . . . . . . .                 (7,500)                 1,148,813
  Payment of accumulated dividends
    upon conversion of preferred stock to common stock . . . .                 (9,942)                       -
  Decrease (increase) in restricted cash . . . . . . . . . . .                110,608                     (2,614)
  Increase (decrease) in lease deposit obligations . . . . . .                  1,800                    (12,935)
                                                                 ---------------------      ---------------------

        NET CASH FLOWS PROVIDED
          BY FINANCING ACTIVITIES. . . . . . . . . . . . . . .              1,044,389                    342,818
                                                                 ---------------------      ---------------------

NET INCREASE IN CASH . . . . . . . . . . . . . . . . . . . . .                125,654                    345,028

CASH, BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . .                256,631                     13,096
                                                                 ---------------------      ---------------------

CASH, END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . $              382,285                    358,124
                                                                 ---------------------      ---------------------
                                                                 ---------------------      ---------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid during the
      period for interest. . . . . . . . . . . . . . . . . . . $              469,567                    536,450
                                                                 ---------------------      ---------------------
                                                                 ---------------------      ---------------------

                                   (UNAUDITED)
                            (continued on next page)

GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)




SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     During the six months ended June 30, 1995, and June 30, 1994, there were the following non-cash transactions: the Company issued 6,858 shares and 7,153 shares of stock at an average value of $2.20 per share and $2.25 per share, respectively, in accordance with its matching requirement under the Company's 401(k) plan, and a $5,500 note receivable was issued upon the refranchising of a center.

                                   (UNAUDITED)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month and six-month periods ended June 30, 1995, and June 30, 1994, (b) the financial position at June 30, 1995, (c) the statements of cash flows for the six-month periods ended June 30, 1995 and 1994, and (d) the changes in stockholders' equity at June 30, 1995, have been made.

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

3. The results for the three-month and six-month periods ended June 30, 1995, are not necessarily indicative of the results for the entire fiscal year of 1995.

4.   STOCKHOLDERS' EQUITY

     On February 28, 1994, and March 15, 1994, the Company issued a total of 13,000 shares of Series C Preferred stock for $1,300,000, of which $789,000 was subscribed to as of December 31, 1993.

     The Series C, 6% cumulative, preferred stock is redeemable at the option of the Company upon 60 days prior written notice after December 31, 1996. At the option of the holder, at any time prior to the close of business on the redemption date, each share of Series C Preferred stock, plus any accumulated unpaid dividends, may be converted into shares of common stock at a conversion price of $2.50 per share of common stock. On June 30, 1995, accumulated unpaid dividends totaled $193,139.

     The Company has an employee deferred compensation 401(k) plan and matches employee contributions to this plan in an amount equal to 50% of the employees' contribution, up to a maximum of 6% of the employees' compensation. The Company's contribution is paid with its $0.03 par value common stock valued at market on the date of the contribution. During the first six months of 1995 and 1994, the Company contributed 6,858 and 7,153 shares to this plan at an average of $2.20 and $2.25 per share, respectively.

                                   (continued)
                                        8

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

5.   EARNINGS (LOSS) PER SHARE

     Primary earnings (loss) per share is determined based on the number of common and common equivalent shares outstanding and is adjusted for the assumed conversion of shares issuable upon exercise of options and warrants, after the assumed repurchase of common shares with the related proceeds. Earnings (loss) per share for all periods was computed after reduction for preferred stock dividends ($31,367 and $33,074 for the second quarter of 1995 and 1994, respectively, and $63,240 and $53,629 for the first six months of 1995 and 1994, respectively). The assumed conversion of preferred stock was anti-dilutive.

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

     On February 28, 1991, a Verified Complaint in Replevin and for Restitution or Damages was filed in the District Court of Denver, State of Colorado, entitled NICK MONTOYA AND AVER MONTOYA V. GREASE MONKEY HOLDING CORPORATION, GREASE MONKEY INTERNATIONAL, INC., GM PROPERTIES, INC., PHOENIX EQUITY CORPORATION, ARTHUR P. SENSENIG, EDITH SENSENIG, AND JOHN R. HOLZMAN, Civil Action No. 91 CV 1778. Plaintiffs are elderly persons who allegedly loaned to Arthur P. Sensenig, the former President and Director of the Company and GMI, the approximate sum of $450,000. Plaintiffs asserted claims against the Company, GMI and GM Properties for unjust enrichment, fraud, statutory theft against the elderly, fraudulent conveyance, conspiracy and vicarious liability for the acts of Mr. Sensenig. On June 3, 1992, the Court entered a judgment against the Company in the amount of $241,679, plus statutory interest to accrue from June 4, 1992. As of June 30, 1995, interest in the amount of $67,865 has accrued. The Company filed an appeal in this matter which was heard by the Colorado Court of Appeals ("Appeals Court") on December 21, 1993. The Appeals Court upheld the District Court decision in an opinion dated January 13, 1994. The Company filed a Petition for Certiorari to the Colorado Supreme Court which was granted on November 7, 1994. Counsel for the plaintiffs filed a motion for an Order for Expedited Determination which was issued by the court on April 13, 1995. Oral arguments were heard on May 22, 1995. The Company has recorded a reserve for the full judgment amount and continues to reserve for the related interest.

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

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                             AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company reported income of $59,981 for the first half of 1995, as compared to a loss of ($95,999) for the first half of 1994. For the second quarter of 1995, the Company recognized income of $49,520 compared to income of $31,166 for the same quarter in 1994.

     Total revenue decreased by $66,862 (1%) for the first half of 1995, compared to the first half of 1994. Revenue during the second quarter of 1995 decreased $178,334 over the same quarter last year, a decrease of 4%. The decreases are due primarily to reductions in: revenue from termination of undeveloped franchise licenses; revenue from product and equipment sales, including marketing allowances; revenue from Company-owned centers; and revenue from operating and capital leases. The decreases in both periods were offset by increases in royalty fees and increased revenue recognized on center openings.
     Royalty fees are a percentage of gross sales paid monthly by all franchised Grease Monkey Centers. Royalty fee revenue for the first half of 1995 increased 11% over the first half of 1994 to $1,582,436. Royalty fee revenue for the second quarter of 1995 increased 7% over the second quarter of 1994 to $794,031. This increase is due to continued growth in sales at existing Centers and a net increase of fourteen franchised Centers since June 30, 1994. Based upon many factors, including the age of amounts owed the Company, the extent of collateralization, and historical performance, the Company may place certain financially troubled franchisees on a non-accrual status. For the first half of 1995, estimated royalties of $80,450 were not accrued under this policy, compared to $66,050 for the first half of 1994. During the second quarter of 1995, estimated royalties of $47,425 were not accrued compared to $33,300 for the second quarter of 1994. The Company has a royalty rebate program for franchisees under which eligible franchisees can receive a rebate of royalties paid. For the first half of 1995, the rebate accrued under this program was $116,864, compared to $118,489 for the first half of 1994. The rebate accrued for the second quarter of 1995, was $64,295, compared to a rebate of $61,383 for the second quarter of 1994. The rebate is recorded as a reduction in royalty revenue.

     Franchise sales revenue was $318,800 (representing thirteen centers) for the first half of 1995, as compared to $170,844 (representing eight centers) for the first half of last year. For the second quarter of 1995, franchise sales revenue was $161,800 (representing seven centers), as compared to $137,000 (representing six centers) for the same quarter last year. Franchise sales revenue represents initial one-time payments received by the Company from buyers of its franchises. The fee is recognized as revenue when the related franchise opens for business.

     In the first half of 1995, the Company recognized $4,000 in franchise sales revenue resulting from license cancellations as compared to $60,094 in the first half of 1994. There were no license cancellations in the second quarter of 1995, however, franchise sales revenue resulting from license cancellations for the second quarter of 1994 was $50,851.

                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS (continued)

     In the first half of 1995 the Company lost ($170,415) on revenue of $5,975,756 at Company-owned Centers, as compared to a loss of ($37,320) on revenue of $6,081,913 for the same period last year. Second quarter losses on Company-owned Centers were ($25,630) and ($18,214) for 1995 and 1994, respectively. At June 30, 1995 and 1994, the Company owned 29 Centers.

     Company-owned center revenue decreased 2% in the first six months of 1995 versus 1994. The loss of revenue can be primarily attributed to the elimination of emissions testings in Colorado due to a state adopted emissions testing program, which commenced January 2, 1995, and limited emissions testing to a single contractor selected by the state. Company-owned center revenue increased 1% in the second quarter of 1995 versus 1994. The increase in revenue can be attributed to the acquistion of a center on May 1, 1995, which helped to reduce the effect on revenue of the lost emissions testing. Emissions revenue has associated with it a lower cost of sales than the cost of sales percentage on other services provided by the company-owned centers. This factor accounts for the higher percentage increase recognized on expenses than recognized for revenue over the same periods noted above.

     In the first half of 1995 the Company realized marketing allowances and gross margins on product and equipment sales of $232,980, as compared to $241,973 in the first half of 1994. In the second quarter of 1995, marketing allowances and gross margins on product and equipment sales were $112,401 as compared to $129,832 in the second quarter of 1994. Product and equipment revenue represents the sale of fluid dispensing equipment and other supplies to franchisees, and marketing allowances related to the sale of oil filters, air filters, oil additives, and certain other products.

     General and administrative expenses for the first half and second quarter of 1995 decreased by 4% and 5% respectively, as compared to the same periods of 1994. The decrease is due to: a decrease in litigation fees and related costs of approximately $66,000 for the six months of 1995 compared to 1994 and $33,000 for the three months ended June 30, 1995 compared to the three months ended June 30, 1994; a decrease in travel and entertainment expenses of approximately $44,000 and $22,000 for the same respective periods; a decrease in corporate office operating expenses of approximately $34,000 and $12,000 respectively and offset by losses incurred on the disposition of obsolete assets and the refranchising of a closed center and a company-owned center totaling approximately $83,000 and $48,000 respectively.

                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS (continued)


     The following schedule summarizes the total number of Grease Monkey Centers open, vehicles serviced, franchise licenses issued, franchise licenses and applications outstanding, and franchise/application fees received during the first six months of 1995 compared to the first six months of 1994:


                                                                                    SIX MONTHS ENDED:
                                                               JUNE 30, 1995                                 JUNE 30, 1994
                                              -------------------------------------------------------------------------------------
                                                  COMPANY      FRANCHISEE                      COMPANY      FRANCHISEE
                                                   OWNED         OWNED          TOTAL           OWNED         OWNED           TOTAL
                                                   -----         -----          -----           -----         -----           -----
Centers open, beginning                              29            176            205             32            162            194
Centers opened(A)                                     -             12             12              1              8              9
Centers purchased or
sold (B)(C)                                           -              1              1             (1)             1              -
Centers terminated
or closed (B)                                         -             (5)            (5)            (3)            (1)            (4)
Centers reacquired                                    -              -              -              -              -              -
                                                    ---            ---            ---            ---            ---            ---
Centers open, ending                                 29            184            213             29            170            199
                                                     --            ---            ---             --            ---            ---
                                                     --            ---            ---             --            ---            ---
Vehicles serviced (000's)                                                       1,441                                        1,417
                                                                                -----                                        -----
                                                                                -----                                        -----
Franchises licenses issued (D)                                                      4                                            9
                                                                                 ----                                         ----
                                                                                 ----                                         ----
Undeveloped franchise licenses (E)                                                 48                                           65
                                                                                 ----                                         ----
                                                                                 ----                                         ----
Franchise applications outstanding (E)                                             20                                           26
                                                                                 ----                                         ----
                                                                                 ----                                         ----
Franchise license/application
 fees received (F)                                                            $47,000                                     $309,000
                                                                              -------                                     --------
                                                                              -------                                     --------

(A)  Includes one refranchised center which was previously closed
(B) Includes one center which was deidentified by the franchisee in January 1995; subsequently, the Company acquired the center on May 1, 1995.
(C)  Includes one Company-owned center refranchised in June 1995.
(D)  Represents the number of licenses issued during the period.
(E)  Represents the number of licenses/applications outstanding at June 30.
(F) Represents amounts received for franchise licenses/applications during the period.

                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES

     In March of 1991 a controlling interest in the Company was sold to First of September Corporation ("FOSC") for $1.25 million. As part of the transaction, FOSC provided a $750,000 two-year line of credit effective August of 1991. The line of credit with FOSC for $750,000 which bore interest at prime plus 2% was extended through March 31, 1994. On March 23, 1994, the outstanding balance of $378,000 was paid off and the line of credit was canceled.

     A motor oil supplier has provided financing for Company-owned Centers where the Company agrees to feature its products. The financing ranges from $30,000 to $45,000 per Center depending on the expected usage at the center. The advances are amortized based on the Company's purchases of its products.
Similar oil company financing is expected to be available for any new Company-owned Centers acquired and existing Company-owned Centers where the Company does not have a supply agreement or where the existing supply agreement may be canceled.

     During April 1995, the Company entered into two agreements with another motor oil supplier, a Loan Agreement and a Fast Lube Supply Agreement. Under the Loan Agreement a $2,400,000 line of credit was established. All loans drawn under this line accrue interest at 9% per annum and are repaid in quarterly installments over a ten year period from date of disbursement. The line is secured with the leases and assets of certain Company-owned Centers. As of June 30, 1995 the Company had borrowed $1,655,661 under the line for refinancing of debt with the motor oil supplier, working capital and acquisitions. The balance of the funds available under the line are restricted to the acquisition or construction of new fast lube centers. Under the Fast Lube Supply Agreement, the Company is required to purchase at least 85% of the petroleum products for such Centers from the supplier, the Company is required to meet certain minimum annual purchase requirements and the Company is required to feature its products in such Centers.

     Between February 28, 1994, and March 15, 1994, the Company issued a total of 13,000 shares of Series C Preferred stock for $1,300,000. Offering costs were approximately $151,000. The Series C Preferred stock has a stated value of $100 per share; bears a 6% cumulative dividend; is convertible, together with any accumulated unpaid dividends, into common stock at the option of the holder at a conversion price of $2.50 per share; and is callable by the company at any time after December 31, 1996, at a price of $115 per share. The net proceeds of this offering were designated for working capital, including reduction of notes payable, and to fund a settlement agreement with a landlord.

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

LIQUIDITY

     Cash used in operations during the first half of 1995 was ($91,887) as compared to cash provided by operations of $7,731 in the first half of 1994.

     Cash used in investing activities was ($826,848) in the first half of 1995, as compared to cash used of ($5,521) in the first half of 1994. Cash provided consisted primarily of receipts on direct financing leases and cash received for the refranchising of a company-owned center. Cash used was for the acquisition of centers and for capital expenditures, primarily computer systems and Company Center equipment.

     Cash provided by financing activities was $1,044,389 in the first half of 1995 and $342,818 in the first half of 1994. Cash provided by financing activities in the first half of 1995 included proceeds from long-term debt (related to the facility described previously) of $1,241,880. Cash provided by financing activities in the first half of 1994 included $1,148,813 (net of offering costs of $151,187) from the issuance of Series C Preferred stock.

     Cash used to reduce long-term debt, notes payable, and capital lease obligations was $292,457 in the first half of 1995 and $790,446 in the first half of 1994.

     The Company does not have any material commitments for capital expenditures. The Company believes it has the capital resources and liquidity necessary to meet all of the obligations, debt maturities, and commitments of the Company during 1995.

                         GREASE MONKEY HOLDING CORPORATION

                         COMMISSION FILE NUMBER:  0-9812

                           QUARTER ENDED JUNE 30, 1995

                                   FORM 10-QSB


                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

     On February 28, 1991, a Verified Complaint in Replevin and for Restitution or Damages was filed in the District Court of Denver, State of Colorado, entitled NICK MONTOYA AND AVER MONTOYA V. GREASE MONKEY HOLDING CORPORATION, GREASE MONKEY INTERNATIONAL, INC., GM PROPERTIES, INC., PHOENIX EQUITY CORPORATION, ARTHUR P. SENSENIG, EDITH SENSENIG, AND JOHN R. HOLZMAN,
Civil Action No. 91 CV 1778. Plaintiffs are elderly persons who allegedly loaned to Arthur P. Sensenig, the former President and Director of the Company and GMI, the approximate sum of $450,000. Plaintiffs asserted claims against the Company, GMI and GM Properties for unjust enrichment, fraud, statutory theft against the elderly, fraudulent conveyance, conspiracy and vicarious liability for the acts of Mr. Sensenig. In January of 1992 the Plaintiffs reached a settlement with Mr. Sensenig wherein he confessed judgment for approximately $350,000. At or about the same time, Edith Sensenig was dismissed from the case, with prejudice. Trial for the remaining defendants was held on May 18, 1992 and on June 3, 1992, the Court entered a judgment against the Company in the amount of $241,679, plus statutory interest to accrue from June 4, 1992. As of June 30, 1995, interest in the amount of $67,865 has accrued. The basis of the Court's decision was one founded in vicarious liability of a principal for the actions of its agent. The Court found that the Company was responsible for the tortious acts of its former President, in spite of the fact that the Company adequately supervised the former President, had no knowledge of any wrongdoing, and received none of the funds which were taken from the Plaintiffs. The Court based its decision on Section 261 of the RESTATEMENT OF AGENCY 2D., which Section has not yet been adopted as the law in the State of Colorado. The Company filed an appeal in this matter which was heard by the Colorado Court of Appeals ("Appeals Court") on December 21, 1993. The Appeals Court upheld the District Court decision in an opinion dated January 13, 1994. The Company filed a Petition for Certiorari to the Colorado Supreme Court which was granted on November 7, 1994. Counsel for the plaintiffs filed a motion for an Order for Expedited Determination which was issued by the court on April 13, 1995. Oral arguments were held on May 22, 1995. The Company has recorded a reserve for the full judgment amount and continues to reserve for the related interest.

     On February 11, 1993, the Company filed a complaint against a franchisee, entitled GREASE MONKEY INTERNATIONAL, INC. V. PEARCO, INC. V. JOHN L. GALLIVAN, Civil Action No. MJG 93-385, in the U.S. District Court in Maryland, for failure to report sales and pay royalties and advertising fees, servicemark infringement, unfair competition, unfair/deceptive trade practices, misappropriation of trade secrets, breach of covenant not to compete, and breach of agreement. On

                                   (continued)

April 2, 1993, the Defendant answered and counterclaimed, adding John L. Gallivan, former Executive Vice President, as a counter-defendant. Their counterclaims were as follows: fraud, negligent misrepresentation, breach of contract, unlawful restraint of trade, violation of Maryland Anti-Trust Act, civil conspiracy, violation of Federal RICO statute, violation of Maryland Franchise Act, and violation of Federal Rule of Civil Procedure No. 11. The counterclaim asked for $611,000 in damages, rescission, and attorney's fees and costs. On August 2, 1993, the Court granted an Order staying and administratively closing the case, pending the completion of a settlement agreement between the parties. The settlement is contingent upon the Company successfully negotiating for the purchase, by the Company or a third party, of the Grease Monkey building occupied by Defendant. GMI did not acquire title to Pearco's building by December 31, 1993, and does not anticipate that it will acquire title to the building in the future. To date, neither party has requested the reopening of the litigation and GMI has not paid anything to purchase the assets of Pearco's franchise because the preconditions set forth in the settlement agreement have not been fulfilled. Management believes that the resolution of this matter will not have a material adverse effect on the financial condition or results of operations of the Company.

The Company is a party to other legal proceedings including claims by franchisees against the Company that arise in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On June 26, 1995, the Company held its annual meeting of shareholders. The Company's shareholders elected the following nine persons as directors, each to serve until the next annual meeting of shareholders or until his successor is elected and qualified: Jerry D. Armstrong, Jim D. Baldwin, Cortlandt S. Dietler, Kirk E. Douglas, Wayne H. Patterson, Charles E. Steinbrueck, Rex L. Utsler, James B. Wallace, George F. Wood.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits (numbered in accordance with Item 601 of regulation S-K)

     10.  Material Contracts
            (a)  Loan Documents for $2,400,000 line of credit.
     11.  Statement Re:  Computation of Per Share Earnings
     27.  Financial Data Schedule

(b)  Reports on Form 8-K

     No Reports on Form 8-K were filed during the period covered by this report.

                GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                       COMMISSION FILE NUMBER:     0-9812
                           QUARTER ENDED JUNE 30, 1995
                                   FORM 10-QSB


                                   SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following person(s) on behalf of the Registrant and in the capacities and on the dates indicated.

                             GREASE MONKEY HOLDING CORPORATION



                             By:/s/ T. Timothy Kershisnik
                                -----------------------------------------------
                                  T. Timothy Kershisnik
                                  Controller, Treasurer and
                                  Corporate Secretary
                                  (Principal Financial and
                                  Accounting Officer)

Denver, Colorado
August 9, 1995