Form 10QSB
period 1995-09-30
GREASE MONKEY HOLDING CORP
filed 1995-11-13
CIK 350179

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB


          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1995

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


                   Issuer's Telephone Number Is (303) 534-1660


Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X       No
                                  -----       -----


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding at
                    Class                         November 1, 1995
          -----------------------------           ----------------
          Common Stock, $0.03 par value           4,366,764 shares

Transitional Small Business Disclosure Format  Yes        No  X
                                                  -----     -----

                        GREASE MONKEY HOLDING CORPORATION

                         COMMISSION FILE NUMBER:  0-9812

                        QUARTER ENDED SEPTEMBER 30, 1995


                                   FORM 10-QSB

                         PART I   FINANCIAL INFORMATION



     Consolidated Statements of Operations . . . . . . . . . . . .   Page  1

     Consolidated Balance Sheets . . . . . . . . . . . . . . . . .   Page  2

     Consolidated Statements of Stockholders'
       Equity. . . . . . . . . . . . . . . . . . . . . . . . . . .   Page  4

     Consolidated Statements of Cash Flows . . . . . . . . . . . .   Page  5

     Notes to Consolidated Financial Statements. . . . . . . . . .   Page  8

     Management's Discussion and Analysis or Plan of Operation . .   Page  10


                           PART II   OTHER INFORMATION


     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .   Page 15

     Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .   Page 16

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . .   Page 17

GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                                      1995             1994             1995               1994
                                                                 -------------   --------------   ---------------    ---------------
REVENUE:
  Royalty fees  . . . . . . . . . . . . . . . . . . . . . . $         833,673          825,485         2,416,109          2,246,207
  Franchise sales - center openings . . . . . . . . . . . .            53,000          133,475           371,800            304,319
  Franchise sales - unopened licenses canceled, net . . . .              -                -                4,000             60,094
  Product and equipment revenue . . . . . . . . . . . . . .           191,794          380,745           830,850          1,061,933
  Sales by Company-owned centers  . . . . . . . . . . . . .         3,423,316        3,115,645         9,399,072          9,197,558
  Rent and interest income related to
    operating and capital leases  . . . . . . . . . . . . .           348,555          397,523         1,045,065          1,304,250
  Interest income . . . . . . . . . . . . . . . . . . . . .            11,494            8,945            31,205             40,463
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .            37,825           50,396           125,643             88,339
                                                               ---------------  ---------------  ----------------  -----------------
                                                                    4,899,657        4,912,214        14,223,744         14,303,163

EXPENSES:
  General and administrative expenses . . . . . . . . . . .           941,107          993,486         2,801,619          2,929,816
  Franchise costs recognized - center openings  . . . . . .            25,709           22,716            79,418             49,981
  Product and equipment costs . . . . . . . . . . . . . . .            82,834          239,364           488,910            678,579
  Company-owned centers . . . . . . . . . . . . . . . . . .         3,310,599        3,087,703         9,456,770          9,206,936
  Rent and interest expenses related to
    operating and capital leases  . . . . . . . . . . . . .           353,113          385,992         1,061,615          1,244,378
  Provision for credit losses . . . . . . . . . . . . . . .            36,700           27,175           101,700             85,009
  Litigation award and related interest . . . . . . . . . .             6,205            5,746            17,658             16,336
  Interest expense  . . . . . . . . . . . . . . . . . . . .             7,676            5,115            20,359             43,210
                                                               ---------------  ---------------  ----------------  -----------------
                                                                    4,763,943        4,767,297        14,028,049         14,254,245
                                                               ---------------  ---------------  ----------------  -----------------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . $         135,714          144,917           195,695             48,918
                                                               ---------------  ---------------  ----------------  -----------------
                                                               ---------------  ---------------  ----------------  -----------------
EARNINGS (LOSS) PER COMMON SHARE  . . . . . . . . . . . . . $            0.02             0.02              0.02              (0.01)
                                                               ---------------  ---------------  ----------------  -----------------
                                                               ---------------  ---------------  ----------------  -----------------

AVERAGE SHARES OUTSTANDING  . . . . . . . . . . . . . . . .         4,362,211        4,298,348         4,350,968          4,286,306
                                                               ---------------  ---------------  ----------------  -----------------
                                                               ---------------  ---------------  ----------------  -----------------


                                   (UNAUDITED)
                                        1

GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                SEPTEMBER 30,            DECEMBER 31,
ASSETS                                                                              1995                    1994
------                                                                       ----------------        ----------------
CURRENT ASSETS:
  Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$            573,518                 256,631

  Restricted cash including certificates of
    deposit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             360,038                 465,783
  Accounts receivable, net of allowance for
    doubtful accounts of $322,259 at September
    30, 1995, and $309,394 at December 31, 1994 . . . . . . . . . . . . .           1,013,005                 867,062
  Current portion of notes receivable,
    net of allowance for uncollectible
    amounts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             135,209                 134,181
  Current portion of net investment
    in direct financing leases  . . . . . . . . . . . . . . . . . . . . .             178,782                 195,302
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             705,754                 733,736
  Prepaid expenses and supplies . . . . . . . . . . . . . . . . . . . . .             185,026                 125,027
                                                                              ----------------        ----------------

  TOTAL CURRENT ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . .           3,151,332               2,777,722
                                                                              ----------------        ----------------

PROPERTY AND EQUIPMENT,
  AT COST, PLEDGED:
  Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             152,079                 152,079
  Buildings (including buildings under capital
    leases) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,529,542               5,268,460
  Furniture and fixtures  . . . . . . . . . . . . . . . . . . . . . . . .             502,696                 511,806
  Leasehold improvements  . . . . . . . . . . . . . . . . . . . . . . . .             634,674                 617,484
  Machinery and equipment   . . . . . . . . . . . . . . . . . . . . . . .           1,493,670               1,414,961
                                                                              ----------------        ----------------

                                                                                    8,312,661               7,964,790
  Less accumulated depreciation and
    amortization  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (3,044,171)             (2,680,599)
                                                                              ----------------        ----------------

    NET PROPERTY AND EQUIPMENT  . . . . . . . . . . . . . . . . . . . . .           5,268,490               5,284,191
                                                                              ----------------        ----------------

OTHER ASSETS:
  Net investment in direct financing leases . . . . . . . . . . . . . . .           3,238,254               3,543,750
  Notes receivable, net of allowance for uncollectible
    amounts   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             139,401                 116,168
  Deferred franchising costs  . . . . . . . . . . . . . . . . . . . . . .             180,980                 198,854
  Goodwill and covenants not to compete, net
    of accumulated amortization of $708,171
    at September 30, 1995, and $621,855 at
    December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . .           1,626,970               1,110,152
  Real estate held for sale . . . . . . . . . . . . . . . . . . . . . . .             173,500                 173,500
  Other assets, net of accumulated
    amortization of $111,919 at September 30, 1995,
    and $108,147 at December 31, 1994 . . . . . . . . . . . . . . . . . .             120,762                 141,805
                                                                              ----------------        ----------------
    TOTAL OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . .           5,479,867               5,284,229
                                                                              ----------------        ----------------

                                                                         $         13,899,689              13,346,142
                                                                              ----------------        ----------------
                                                                              ----------------        ----------------


                                   (UNAUDITED)
                            (continued on next page)
                                        2

GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                SEPTEMBER 30,            DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                1995                    1994
------------------------------------                                         ----------------         ---------------
CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .$            788,551                 958,023
  Accrued salaries and wages  . . . . . . . . . . . . . . . . . . . . . .             204,806                 176,065
  Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . . .             301,555                 319,351
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . .             410,580                 320,315
  Current portion of obligations
    under capital leases  . . . . . . . . . . . . . . . . . . . . . . . .             348,982                 307,669
  Reserve for litigation award  . . . . . . . . . . . . . . . . . . . . .             315,748                 298,091
                                                                              ----------------        ----------------

    TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . .           2,370,222               2,379,514
                                                                              ----------------        ----------------

LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,377,232               1,465,938

OBLIGATIONS UNDER CAPITAL
  LEASES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,476,679               6,746,748

DEFERRED FRANCHISE SALES
  REVENUE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             736,863               1,009,663

STOCKHOLDERS' EQUITY:
  Series C Preferred stock, issued and outstanding
   20,958 shares and 22,205 shares at September
   30, 1995, and December 31, 1994, respectively, stated
   value of $100.00 . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,095,838               2,220,500
  Common stock, par value $.03, 10,000,000
    shares authorized, 4,363,650, and 4,305,359,
    shares issued and outstanding at September 30,
    1995, and December 31, 1994, respectively . . . . . . . . . . . . . .             130,910                 129,161
  Capital in excess of par value  . . . . . . . . . . . . . . . . . . . .           5,829,014               5,707,382
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .          (6,117,069)             (6,312,764)
                                                                              ----------------        ----------------

      TOTAL STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . . .           1,938,693               1,744,279

  Commitments and Contingencies . . . . . . . . . . . . . . . . . . . . .
                                                                              ----------------        ----------------

                                                                         $         13,899,689              13,346,142
                                                                              ----------------        ----------------
                                                                              ----------------        ----------------


                                   (UNAUDITED)

GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    Preferred Stock                     Common Stock
                                              -------------------------------- -----------------------------
                                                                                                  Capital in
                                           Number of             Subscriptions Number of           Excess of  Accumulated
                                            Shares      Amount    Receivable    Shares    Amount   Par Value    Deficit    Total
                                           --------- ----------  ------------- --------- -------- ----------  ----------- ---------
Balance at December 31, 1993. . . . . . .   9,360    $  936,000     789,000    4,253,691 $127,611  5,765,475  (6,452,330) 1,165,756
Issuance of common stock pursuant to
  employee benefit plan . . . . . . . . .     -             -           -         12,981      389     29,131         -       29,520
Issuance of Series C Preferred stock,
  net of offering costs . . . . . . . . .  13,000     1,300,000    (789,000)         -        -     (162,100)        -      348,900
Conversion of Series C Preferred stock
  to common stock, including payment
  of accumulated dividends. . . . . . . .    (155)      (15,500)        -          6,199      186     14,412         -         (902)
Issuance of common stock, pursuant to
  the cancellation of undeveloped
  franchise licenses. . . . . . . . . . .     -             -           -         11,200      336     19,264         -       19,600
Issuance of common stock upon
  exercise of employee stock options. . .     -             -           -         30,000      900     60,540         -       61,440
Common stock reacquired and
  canceled. . . . . . . . . . . . . . . .     -             -           -         (8,712)    (261)   (19,340)        -      (19,601)
Net income. . . . . . . . . . . . . . . .     -             -           -            -        -          -       139,566    139,566
Balance at December 31, 1994. . . . . . .  22,205     2,220,500         -      4,305,359  129,161  5,707,382  (6,312,764) 1,744,279
                                           ------     ---------    ---------   ---------- -------- ---------  ----------- ----------
Issuance of common stock pursuant to
  employee benefit plan . . . . . . . . .     -             -           -          8,428      253     15,908         -       16,161
Conversion of Series C Preferred stock
  to common stock, including payment
  of accumulated dividends. . . . . . . .  (1,247)     (124,662)        -         49,863    1,496    113,224         -       (9,942)
Offering costs of Series C Preferred
  stock . . . . . . . . . . . . . . . . .     -             -           -            -        -       (7,500)        -       (7,500)
Net income. . . . . . . . . . . . . . . .     -             -           -            -        -          -       195,695    195,695
                                           ------     ---------    ---------   ---------- -------- ---------  ----------- ----------
Balance at September 30, 1995 . . . . . .  20,958    $2,095,838         -      4,363,650 $130,910  5,829,014  (6,117,069) 1,938,693
                                           ------     ---------    ---------   ---------- -------- ---------  ----------- ----------
                                           ------     ---------    ---------   ---------- -------- ---------  ----------- ----------


                                   (UNAUDITED)

GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                  -----------------------------
                                                                                       1995             1994
                                                                                  -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $      195,695         48,918
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Increase in deferred franchise sales revenue . . . . . . . . . . . . . . .         75,000        393,000
      Franchise sales revenue recognized-center openings . . . . . . . . . . . .       (371,800)      (304,319)
      Franchise sales revenue recognized-
        unopened licenses canceled, net. . . . . . . . . . . . . . . . . . . . .         (4,000)       (60,094)
      Increase in deferred franchising costs . . . . . . . . . . . . . . . . . .        (61,543)       (68,756)
      Franchise costs recognized - center openings . . . . . . . . . . . . . . .         79,418         49,981
      Provision for credit losses. . . . . . . . . . . . . . . . . . . . . . . .        101,700         85,009
      Net (gain) loss realized on retirement of property
        and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,636           (206)
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . .        614,600        598,955
      Provision for litigation award . . . . . . . . . . . . . . . . . . . . . .         17,658         16,336
      Loss on sale of centers. . . . . . . . . . . . . . . . . . . . . . . . . .         62,541          9,502
      Payments on settlement agreement . . . . . . . . . . . . . . . . . . . . .           -          (420,000)
      Loss on settlement agreement . . . . . . . . . . . . . . . . . . . . . . .           -            11,951
      Gain on leasing transactions . . . . . . . . . . . . . . . . . . . . . . .           -           (21,359)
      Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -           (31,509)
                                                                                  -------------    ------------
                                                                                        722,905        307,409

      Change in assets and liabilities:
        Increase in accounts receivable. . . . . . . . . . . . . . . . . . . . .       (284,348)      (288,416)
        Decrease in notes receivable . . . . . . . . . . . . . . . . . . . . . .         12,947         24,355
        Decrease in inventories. . . . . . . . . . . . . . . . . . . . . . . . .          7,497         19,099
        (Increase) decrease in prepaid expenses
          and supplies . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (60,000)        68,767
        Decrease in accounts payable . . . . . . . . . . . . . . . . . . . . . .       (169,471)       (76,701)
        Increase in accrued salaries and wages
          and other liabilities. . . . . . . . . . . . . . . . . . . . . . . . .         30,929         70,975
                                                                                  -------------    ------------

            Changes in assets and liabilities. . . . . . . . . . . . . . . . . .       (462,446)      (181,921)
                                                                                  -------------    ------------

NET CASH PROVIDED BY OPERATING
  ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $      260,459        125,488
                                                                                  -------------    ------------


                                   (UNAUDITED)
                            (continued on next page)

GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                   ----------------------------
                                                                                       1995             1994
                                                                                   ------------     -----------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Principal receipts on direct financing leases. . . . . . . . . . . . . . . . . $      139,292        158,063
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (190,055)      (198,809)
  Acquisition of centers . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (870,388)          -
  Sale of centers. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        123,233         21,050
  Increase in other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .         (3,016)       (24,266)
                                                                                   ------------     -----------

        NET CASH (USED IN)
          INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . . .       (800,934)       (43,962)
                                                                                   ------------     -----------


CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Payments on notes payable to a
    related party. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -          (378,000)
  Proceeds from long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .      1,241,880           -
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . .       (247,265)      (341,896)
  Principal payments on capital lease
    obligations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (225,857)      (249,636)
  Issuance of preferred stock, net
    of offering costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (7,500)     1,140,165
  Payment of accumulated dividends
    upon conversion of preferred stock to common stock . . . . . . . . . . . . .         (9,942)          -
  Settlement/buy-out of lease obligations. . . . . . . . . . . . . . . . . . . .           -           (25,000)
  Decrease (increase) in restricted cash . . . . . . . . . . . . . . . . . . . .        105,746         (6,364)
  Increase (decrease) in lease deposit obligations . . . . . . . . . . . . . . .            300        (13,280)
                                                                                   ------------     -----------

        NET CASH PROVIDED
          BY FINANCING ACTIVITIES. . . . . . . . . . . . . . . . . . . . . . . .        857,362        125,989
                                                                                   ------------     -----------

NET INCREASE IN CASH . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        316,887        207,515

CASH, BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . .        256,631         13,096
                                                                                   ------------     -----------

CASH, END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $      573,518        220,611
                                                                                   ------------     -----------
                                                                                   ------------     -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid during the
      period for interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . $      720,048        782,461
                                                                                   ------------     -----------
                                                                                   ------------     -----------


                                   (UNAUDITED)
                            (continued on next page)

GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)




SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     During the nine months ended September 30, 1995, and September 30, 1994, there were the following non-cash transactions: the Company issued 8,428 shares and 8,832 shares of stock at an average value of $1.92 per share and $2.30 per share, respectively, in accordance with its matching requirement under the Company's 401(k) plan, a $5,500 note receivable was issued upon the refranchising of a center in 1995, and a $5,000 lease deposit was applied to past due accounts receivable in 1995.


                                   (UNAUDITED)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month and nine-month periods ended September 30, 1995, and September 30, 1994, (b) the financial position at September 30, 1995, (c) the statements of cash flows for the nine-month periods ended September 30, 1995 and 1994, and (d) the changes in stockholders' equity at September 30, 1995, have been made.

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

3. The results for the three-month and nine-month periods ended September 30, 1995, are not necessarily indicative of the results for the entire fiscal year of 1995.

4.   STOCKHOLDERS' EQUITY

     On February 28, 1994, and March 15, 1994, the Company issued a total of 13,000 shares of Series C Preferred stock for $1,300,000, of which $789,000 was subscribed to as of December 31, 1993.

     The Series C, 6% cumulative, preferred stock is redeemable at the option of the Company upon 60 days prior written notice after December 31, 1996. At the option of the holder, at any time prior to the close of business on the redemption date, each share of Series C Preferred stock, plus any accumulated unpaid dividends, may be converted into shares of common stock at a conversion price of $2.50 per share of common stock. On September 30, 1995, accumulated unpaid dividends totaled $224,835.

     The Company has an employee deferred compensation 401(k) plan and matches employee contributions to this plan in an amount equal to 50% of the employees' contribution, up to a maximum of 6% of the employees' compensation. The Company's contribution is paid with its $0.03 par value common stock valued at market on the date of the contribution. During the first nine months of 1995 and 1994, the Company contributed 8,428 and 8,832 shares to this plan at an average of $1.92 and $2.30 per share, respectively.


                                   (continued)

GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

5.   EARNINGS (LOSS) PER SHARE

     Primary earnings (loss) per share is determined based on the number of common and common equivalent shares outstanding and is adjusted for the assumed conversion of shares issuable upon exercise of options and warrants, after the assumed repurchase of common shares with the related proceeds. Earnings (loss) per share for all periods was computed after reduction for preferred stock dividends ($31,696 and $33,799 for the third quarter of 1995 and 1994, respectively, and $94,936 and $87,428 for the first nine months of 1995 and 1994, respectively). The assumed conversion of preferred stock was anti-dilutive.

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

     On February 28, 1991, a Verified Complaint in Replevin and for Restitution or Damages was filed in the District Court of Denver, State of Colorado, entitled NICK MONTOYA AND AVER MONTOYA V. GREASE MONKEY HOLDING CORPORATION, GREASE MONKEY INTERNATIONAL, INC., GM PROPERTIES, INC., PHOENIX EQUITY CORPORATION, ARTHUR P. SENSENIG, EDITH SENSENIG, AND JOHN R. HOLZMAN, Civil Action No. 91 CV 1778. Plaintiffs are elderly persons who allegedly loaned to Arthur P. Sensenig, the former President and Director of the Company and GMI, the approximate sum of $450,000. Plaintiffs asserted claims against the Company, GMI and GM Properties for unjust enrichment, fraud, statutory theft against the elderly, fraudulent conveyance, conspiracy and vicarious liability for the acts of Mr. Sensenig. On June 3, 1992, the Court entered a judgment against the Company in the amount of $241,679, plus statutory interest to accrue from June 4, 1992. As of September 30, 1995, interest in the amount of $74,069 has accrued. The Company filed an appeal in this matter which was heard by the Colorado Court of Appeals ("Appeals Court") on December 21, 1993. The Appeals Court upheld the District Court decision in an opinion dated January 13, 1994. The Company filed a Petition for Certiorari to the Colorado Supreme Court which was granted on November 7, 1994. Counsel for the plaintiffs filed a motion for an Order for Expedited Determination which was issued by the court on April 13, 1995. Oral arguments were heard on May 22, 1995. On September 21, 1995, the Supreme Court of Colorado affirmed the judgement of the Colorado Court of Appeals. On October 26, 1995, final payment was made to the plaintiffs to cover the settlement award, accrued interest and certain court costs. The Company had previously recorded a reserve for the full judgement and the related interest.

     The Company is a party to other legal proceedings including claims by franchisees against the Company that arise in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material effect on the financial condition or results of operations of the Company.

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

RESULTS OF OPERATIONS

     The Company reported income of $195,695 for the first nine months of 1995, as compared to income of $48,918 for the first nine months of 1994. For the third quarter of 1995, the Company recognized income of $135,714 compared to income of $144,917 for the same quarter in 1994.

     Total revenue decreased by $79,419 (1%) for the first nine months of 1995, compared to the first nine months of 1994. Revenue during the third quarter of 1995 remained constant over the same quarter last year, decreasing by less than 1% or $12,557. The decreases are due primarily to reductions in: revenue from termination of undeveloped franchise licenses; revenue from product and equipment sales, including marketing allowances; and revenue from operating and capital leases. The decreases in both periods were offset by increases in royalty fees, and the nine month decrease was additionally offset by increased revenue recognized on center openings.

     Royalty fees are a percentage of gross sales paid monthly by all franchised Grease Monkey Centers. Royalty fee revenue for the first nine months of 1995 increased 8% over the first nine months of 1994 to $2,416,109. Royalty fee revenue for the third quarter of 1995 increased 1% over the third quarter of 1994 to $833,673. This increase is due primarily to continued growth in sales at existing Centers. Based upon many factors, including the age of amounts owed the Company, the extent of collateralization, and historical performance, the Company may place certain financially troubled franchisees on a non-accrual status. For the first nine months of 1995, estimated royalties of $122,775 were not accrued under this policy, compared to $101,055 for the first nine months of 1994. During the third quarter of 1995, estimated royalties of $42,325 were not accrued compared to $35,005 for the third quarter of 1994. The Company has a royalty rebate program for franchisees under which eligible franchisees can receive a rebate of royalties paid. For the first nine months of 1995, the rebate accrued under this program was $185,751, compared to $183,117 for the first nine months of 1994. The rebate accrued for the third quarter of 1995, was $68,887, compared to a rebate of $64,628 for the third quarter of 1994. The rebate is recorded as a reduction in royalty revenue.

     Franchise sales revenue was $371,800 (representing fifteen centers) for the first nine months of 1995, as compared to $304,319 (representing fifteen centers) for the first nine months of last year. For the third quarter of 1995, franchise sales revenue was $53,000 (representing two centers), as compared to $133,475 (representing seven centers) for the same quarter last year. Franchise sales revenue represents initial one-time payments received by the Company from buyers of its franchises. The fee is recognized as revenue when the related franchise opens for business.

     In the first nine months of 1995, the Company recognized $4,000 in franchise sales revenue resulting from license cancellations as compared to $60,094 in the first nine months of 1994. There were no license cancellations in the third quarter of 1995 or 1994.


                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OR PLAN OF OPERATION (CONTINUED)


     In the first nine months of 1995 the Company-owned Centers lost ($57,698) on revenue of $9,399,072, as compared to a loss of ($9,378) on revenue of $9,197,558 for the same period last year. Third quarter income on Company-owned Centers was $112,717 and $27,942 for 1995 and 1994, respectively. At September 30, 1995 and 1994, the Company owned 29 and 28 centers, respectively.

     Company-owned center revenue increased 2% in the first nine months of 1995 versus 1994. The increase in revenue is despite an elimination of emissions testings in Colorado due to a state adopted emissions testing program, which commenced January 2, 1995, and limited emissions testing to a single contractor selected by the state. Company-owned center revenue increased 10% in the third quarter of 1995 versus 1994. The increase in revenue can be attributed to the acquisition of a center on May 1, 1995, which helped to reduce the effect on revenue of the lost emissions testing. Emissions revenue has associated with it a lower cost of sales than the cost of sales percentage on other services provided by the company-owned centers. This factor accounts for the higher percentage increase in expenses than the percentage increase in revenue over the same periods noted above.

     In the first nine months of 1995 the Company realized marketing allowances and gross margins on product and equipment sales of $341,940, as compared to $383,354 in the first nine months of 1994. In the third quarter of 1995, marketing allowances and gross margins on product and equipment sales were $108,960 as compared to $141,381 in the third quarter of 1994. Product and equipment revenue represents the sale of fluid dispensing equipment and other supplies to franchisees, and marketing allowances related to the sale of oil filters, air filters, oil additives, and certain other products.

     General and administrative expenses for the first nine months and third quarter of 1995 decreased by 4% and 5% respectively, as compared to the same periods of 1994. The decrease is due to: a decrease in litigation fees and related costs of approximately $73,000 for the nine months of 1995 compared to 1994 and $7,000 for the three months ended September 30, 1995 compared to the three months ended September 30, 1994; a decrease in franchise sales advertising related primarily to updating of advertising material in 1994 of $33,000 and $17,000, respectively; and a decrease in travel and entertainment expenses of approximately $61,000 and $17,000 for the same respective periods. Offsetting the above decreases for the first nine months of 1995, were losses incurred on the disposition of obsolete assets and the refranchising of a closed center and a company-owned center totaling approximately $65,000.


                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OR PLAN OF OPERATION (CONTINUED)


     The following schedule summarizes the total number of Grease Monkey Centers open, vehicles serviced, franchise licenses issued, franchise licenses and applications outstanding, and franchise/application fees received during the first nine months of 1995 compared to the first nine months of 1994:

                                                              NINE MONTHS ENDED:

                                      SEPTEMBER 30, 1995                            SEPTEMBER 30, 1994
                            -----------------------------------------------------------------------------------
                              COMPANY     FRANCHISEE                       COMPANY      FRANCHISEE
                               OWNED         OWNED          TOTAL           OWNED          OWNED         TOTAL
                               -----         -----          -----           -----          -----         -----
Centers open,
beginning                        29            176            205             32            162            194

Centers opened(A)                 -             14             14              1             15             16

Centers purchased or
sold (B) (C)                      -              1              1             (2)             2              -

Centers terminated
or closed (B)                     -            (12)           (12)            (3)            (2)            (5)

Centers reacquired                -              -              -              -              -              -
                                ---            ---            ---            ---            ---            ---

Centers open,
ending (G)                       29            179            208             28            177            205
                                ---            ---            ---            ---            ---            ---
                                ---            ---            ---            ---            ---            ---

Vehicles serviced (000's)                                   2,204                                        2,199
                                                           ------                                       ------
                                                           ------                                       ------

Franchise  licenses issued (D)                                  5                                           12
                                                            -----                                        -----
                                                            -----                                        -----

Undeveloped franchise licenses (E)                             48                                           59
                                                            -----                                        -----
                                                            -----                                        -----

Franchise applications outstanding (E)                         20                                           25
                                                            -----                                        -----
                                                            -----                                        -----

Franchise license/application
 fees received (F)                                        $75,000                                     $393,000
                                                          -------                                     --------
                                                          -------                                     --------


(A)  Includes one refranchised center which was previously closed
(B) Includes one center which was deidentified by the franchisee in January 1995; subsequently, the Company acquired the center on May 1, 1995.
(C)  Includes one Company-owned center refranchised in June 1995.
(D)  Represents the number of licenses issued during the period.
(E)  Represents the number of licenses/applications outstanding at September 30.
(F) Represents amounts received for franchise licenses/applications during the period.
(G) The Franchisee Owned center total includes one center which is temporarily being operated by the Company.


                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OR PLAN OF OPERATION (CONTINUED)

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

     During April 1995, the Company entered into two agreements with another motor oil supplier, a Loan Agreement and a Fast Lube Supply Agreement. Under the Loan Agreement a $2,400,000 line of credit was established. All loans drawn under this line accrue interest at 9% per annum and are repaid in quarterly installments over a ten year period from date of disbursement. The line is secured with the leases and assets of certain Company-owned Centers. As of September 30, 1995, the Company had outstanding $1,614,270 under the line for refinancing of debt with the motor oil supplier, working capital and acquisitions. The balance of the funds available under the line are restricted to the acquisition or construction of new fast lube centers. Under the Fast Lube Supply Agreement, the Company is required to purchase at least 85% of the petroleum products for such Centers from the supplier, the Company is required to meet certain minimum annual purchase requirements and the Company is required to feature its products in such Centers.

     Between February 28, 1994, and March 15, 1994, the Company issued a total of 13,000 shares of Series C Preferred stock for $1,300,000. Offering costs were approximately $160,000. The Series C Preferred stock has a stated value of $100 per share; bears a 6% cumulative dividend; is convertible, together with any accumulated unpaid dividends, into common stock at the option of the holder at a conversion price of $2.50 per share; and is callable by the company at any time after December 31, 1996, at a price of $115 per share. The net proceeds of this offering were designated for working capital, including reduction of notes payable, and to fund a settlement agreement with a landlord.

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


                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OR PLAN OF OPERATION (CONTINUED)


or the Company. The Company does not currently have a national source of build-to-suit developers. Instead, the Company and its franchisees solicit such developers on a location-by-location basis.

LIQUIDITY

     Cash provided by operations during the first nine months of 1995 was $260,459 as compared to cash provided by operations of $125,488 in the first nine months of 1994.

     Cash used in investing activities was ($800,934) in the first nine months of 1995, as compared to cash used of ($43,962) in the first nine months of 1994. Cash provided consisted primarily of receipts on direct financing leases and cash received for the refranchising of company-owned centers. Cash used was for the acquisition of centers and for capital expenditures, primarily computer systems and Company Center equipment.

     Cash provided by financing activities was $857,362 in the first nine months of 1995 and $125,989 in the first nine months of 1994. Cash provided by financing activities in the first nine months of 1995 included proceeds from long-term debt (related to the facility described previously) of $1,241,880. Cash provided by financing activities in the first nine months of 1994 included $1,140,165 (net of offering costs of $159,835) from the issuance of Series C Preferred stock.

     Cash used to reduce long-term debt, notes payable, and capital lease obligations was $473,122 in the first nine months of 1995 and $969,532 in the first nine months of 1994.

     The Company does not have any material commitments for capital expenditures. The Company believes it has the capital resources and liquidity necessary to meet all of the obligations, debt maturities, and commitments of the Company during 1995.

                        GREASE MONKEY HOLDING CORPORATION

                         COMMISSION FILE NUMBER:  0-9812

                        QUARTER ENDED SEPTEMBER 30, 1995

                                   FORM 10-QSB

                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

     On February 28, 1991, a Verified Complaint in Replevin and for Restitution or Damages was filed in the District Court of Denver, State of Colorado, entitled NICK MONTOYA AND AVER MONTOYA V. GREASE MONKEY HOLDING CORPORATION, GREASE MONKEY INTERNATIONAL, INC., GM PROPERTIES, INC., PHOENIX EQUITY CORPORATION, ARTHUR P. SENSENIG, EDITH SENSENIG, AND JOHN R. HOLZMAN, Civil Action No. 91 CV 1778. Plaintiffs are elderly persons who allegedly loaned to Arthur P. Sensenig, the former President and Director of the Company and GMI, the approximate sum of $450,000. Plaintiffs asserted claims against the Company, GMI and GM Properties for unjust enrichment, fraud, statutory theft against the elderly, fraudulent conveyance, conspiracy and vicarious liability for the acts of Mr. Sensenig. In January of 1992 the Plaintiffs reached a settlement with Mr. Sensenig wherein he confessed judgment for approximately $350,000. At or about the same time, Edith Sensenig was dismissed from the case, with prejudice. Trial for the remaining defendants was held on May 18, 1992 and on June 3, 1992, the Court entered a judgment against the Company in the amount of $241,679, plus statutory interest to accrue from June 4, 1992. As of September 30, 1995, interest in the amount of $74,069 has accrued. The basis of the Court's decision was one founded in vicarious liability of a principal for the actions of its agent. The Court found that the Company was responsible for the tortious acts of its former President, in spite of the fact that the Company adequately supervised the former President, had no knowledge of any wrongdoing, and received none of the funds which were taken from the Plaintiffs. The Court based its decision on Section 261 of the RESTATEMENT OF AGENCY 2d., which Section has not yet been adopted as the law in the State of Colorado. The Company filed an appeal in this matter which was heard by the Colorado Court of Appeals ("Appeals Court") on December 21, 1993. The Appeals Court upheld the District Court decision in an opinion dated January 13, 1994. The Company filed a Petition for Certiorari to the Colorado Supreme Court which was granted on November 7, 1994. Counsel for the plaintiffs filed a motion for an Order for Expedited Determination which was issued by the court on April 13, 1995. Oral arguments were held on May 22, 1995. On September 21, 1995, the Supreme Court of Colorado affirmed the judgement of the Colorado Court of Appeals. On October 26, 1995, final payment was made to the plaintiffs to cover the settlement award, accrued interest and certain court costs. The Company had previously recorded a reserve for the full judgment amount and the related interest.

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

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-B)

     11.  Statement Re:  Computation of Per Share Earnings
     27.  Financial Data Schedule

(b)  Reports on Form 8-K

     No Reports on Form 8-K were filed during the period covered by this report.

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                       COMMISSION FILE NUMBER:     0-9812
                        QUARTER ENDED SEPTEMBER 30, 1995
                                   FORM 10-QSB


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             GREASE MONKEY HOLDING CORPORATION



                             By:/s/ T. Timothy Kershisnik
                                --------------------------------------
                                  T. Timothy Kershisnik
                                  Controller, Treasurer and
                                  Corporate Secretary
                                  (Principal Financial and
                                  Accounting Officer)

Denver, Colorado
November 10, 1995