Form 10KSB
period 1995-12-31
GREASE MONKEY HOLDING CORP
filed 1996-04-01
CIK 350179

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-KSB

/X/                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 1995

                                       OR

                    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
/ /                 SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from              to         .

                        Commission File Number:  0-9812

                    GREASE MONKEY HOLDING CORPORATION
              (Name of small business issuer in its charter)

                       Utah                               87-0321320
          (State or other jurisdiction                  (IRS Employer
        of incorporation or organization)           Identification Number)

                         216 16th Street, Suite 1100
                           DENVER, COLORADO  80202
          (Address of principal executive offices)   (Zip Code)

                  Issuer's telephone number (303) 534-1660

      Securities registered under Section 12(b) of the Exchange Act: None

        Securities registered under Section 12(g) of the Exchange Act:

                        $0.03 PAR VALUE COMMON STOCK
                              (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/    No / /

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.                              [  ]

     The issuer's revenue for its most recent fiscal year was:  $18,693,143

     The aggregate market value of the issuer's voting stock held as of March 1, 1996, by nonaffiliates of the issuer was $2,396,276.

     As of March 1, 1996, issuer had 4,349,689 shares of its $0.03 par value common stock outstanding.

     Transitional Small Business Disclosure Format.     Yes / /   No  /X/

                      GREASE MONKEY HOLDING CORPORATION

                        Annual Report on Form 10-KSB

                              December 31, 1995

                              Table of Contents


                                   PART I                                Page
                                   ------                                ----

Item 1    -    Description of Business. . . . . . . . . . . . . . . . . .  1

Item 2    -    Description of Property. . . . . . . . . . . . . . . . . .  4

Item 3    -    Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  5

Item 4    -    Submission of Matters to a Vote of Security Holders. . . .  5

                                  PART II
                                  -------

Item 5    -    Market for Common Equity and Related Stockholder Matters .  6

Item 6    -    Management's Discussion and Analysis or Plan of Operation . 7

Item 7    -    Financial Statements . . . . . . . . . . . . . . . . . . . 18

Item 8    -    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure  . . . . . . . . . . . 18

                                 PART III
                                 --------

Item 9    -    Directors, Executive Officers, Promoters and Control
               Persons, Compliance with Section 16(a) of the Exchange
               Act. . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

Item 10    -   Executive Compensation . . . . . . . . . . . . . . . . . . 24

Item 11    -   Security Ownership of Certain Beneficial Owners and
               Management . . . . . . . . . . . . . . . . . . . . . . . . 28

Item 12    -   Certain Relationships and Related Transactions . . . . . . 29

Item 13    -   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 30

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

       Grease Monkey Holding Corporation ("GMHC") was incorporated on April 9, 1976. On April 22, 1980, GMHC acquired 100% of the issued and outstanding shares of Grease Monkey International, Inc. ("GMI"). GMI is the operating entity for GMHC and GMHC derives substantially all of its operating revenue through GMI. GMI is engaged in the business of owning, operating, leasing, managing and franchising automotive fast service lubrication and oil change centers under the trade name of Grease Monkey ("Grease Monkey Centers" or "Centers") in the United States. In addition, GMI began franchising centers in Mexico in 1993. GMHC and GMI are collectively referred to as the "Company".

       THE CONCEPT. Grease Monkey Centers provide the automobile user with convenient preventative fluid maintenance services. In about ten minutes, without an appointment, Grease Monkey service technicians change the oil, install a new oil filter, lubricate the chassis, adjust tire pressure, wash windows and vacuum the interior of an automobile. At the same time, all fluid levels are checked and topped off, if necessary. The price for this basic service is $23.00 to $31.00 in the United States ($14.00 to $20.00 in Mexico), depending upon the location of the Center. Grease Monkey Centers also offer transmission fluid changes, differential fluid changes, radiator flushes, air conditioning recharges, automotive light bulb replacement, an oil additive package, and will replace air filters and install new wiper blades.

       Grease Monkey Centers are two or three bay drive-through buildings built to the Company's specifications. Grease Monkey buildings utilize service basements from which the underneath portion of the vehicle is serviced at the same time other technicians service the vehicle from above. The buildings also include a pleasant customer waiting area.

       COMPANY-OWNED CENTERS. As of January 31, 1996, GMI operated a total of 29 Grease Monkey Centers. The Grease Monkey Centers owned by GMI were either purchased from franchisees or opened (19 Centers), acquired as a result of GMI's exercise of its right of first refusal (1 Center), or taken over from failed franchisees (9 Centers). The Company believes the operation of Company-owned Centers is important to its overall success and expects to continue to purchase and develop Company-owned Centers. The Company does not expect the acquisition of failed franchisees' Centers to be significant in the future.

       THE FRANCHISE. GMI licenses franchisees to operate Grease Monkey Centers pursuant to a franchise agreement with GMI. A franchisee is required to pay a franchise fee totaling $28,000 for the initial license and $16,800 for each additional license.

       CENTERS. On January 31, 1996, GMI had a total of 211 Grease Monkey Centers open. The following table provides certain information pertaining to Grease Monkey Centers as of January 31, 1996:


                                                                CENTERS OPEN
                 FRANCHISE                            ------------------------------
                 APPLICANTS    FRANCHISES SOLD (1)    FRANCHISED    COMPANY    TOTAL
                 ----------    -------------------    ----------    -------    -----
Arizona                                 3                  3           1         4
California           2                 20                 14                    14
Colorado             2                 37                 36          15        51
Florida              1                  7                  3                     3
Georgia                                 2                  2                     2
Idaho                                   2                  2                     2
Illinois                                3                  3                     3
Indiana                                 9                  9                     9
Iowa                                    7                  6                     6
Kansas                                  7                  4                     4
Kentucky                                1                  1                     1
Maryland                                5                  4           1         5
Massachusetts                           2                  2           1         3
Missouri                                1                  1                     1
Nebraska                                1                  1           1         2
New Jersey           2                 16                 13                    13
New Mexico                              2                  2                     2
New York             1                  3                  2                     2
North Carolina       1                  7                  6                     6
Ohio                                   13                  8                     8
Pennsylvania                           12                  9           1        10
Rhode Island                                                           1         1
South Carolina                         12                 10                    10
Tennessee                               3                  2                     2
Texas                1                  7                  7                     7
Virginia                               12                  9                     9
Washington                              4                  4           8        12
West Virginia                           1                  1                     1
Wyoming                                 2                  2                     2
Mexico               7                 24                 16                    16
                   ---                ---                ---         ---       ---
TOTALS:             17                225                182          29       211
                   ---                ---                ---         ---       ---
                   ---                ---                ---         ---       ---


(1) Does not include those Centers operated by the Company.

       During 1995, seven franchise licenses were sold and 18 franchised Grease Monkey Centers were opened. In 1995, six Grease Monkey franchise applications were terminated, two franchise agreements were canceled concurrently with GMI taking over the operations of the Centers, and 13 franchises of open Grease Monkey Centers were terminated, of which five were a result of the Company not exercising its right of first refusal and eight were a result of GMI enforcing the franchise agreement.

       PATENTS, TRADEMARKS AND LICENSES. The Company owns no patents or concessions. As described above, the sale of franchises is materially important to the operations and growth of the Company.

       GMI is the owner of, and has registered with the United States Patent and Trademark Office on the Principal Register, the following trademarks and service marks: "GREASE MONKEY", "GREASE MONKEY, THE 10 MINUTE LUBE PROS", "MONKEY TALK", "CARE PAK", and "SEYMORE MILES" (including variations thereof), as well as various designs and logotypes associated with and used in connection therewith.

       The trademark and service mark registrations expire between 1997 and 2009 and may be renewed for successive periods of 10 years. GMI intends to maintain the above stated registrations of its marks in the manner required by applicable statute, namely, the Trademark Act of 1946, as amended.

       The mark, "GREASE MONKEY, THE 10 MINUTE LUBE AND OIL PROS", was registered in the State of Colorado and is effective to November of 2004.

       GMI has also registered its mark "Grease Monkey" and design with the Canadian Register of Trademarks, the United Kingdom Register of Trademarks, the Belgian Register of Trademarks, the Mexico Register of Trademarks, and the Trinidad Registrar General. These foreign registrations expire between 1997 and 2007.

       COMPETITION. The Company experiences competition for customers at the retail level and also experiences competition from other fast lube operators for franchisees and sites for Centers.

       At the retail level, the Centers experience competition from automobile dealers, independent mechanic shops, other fast lube operations, department store auto centers, and full service gas stations. The largest source of competition, however, may be the do-it-yourself market.

       The Company believes that the Grease Monkey Centers comprise the 4th largest fast lube chain with 211 Grease Monkey Centers operating at January 31, 1996. The largest chain is Jiffy Lube International, Inc., owned by Pennzoil, which has 1,212 centers open, followed by Ashland Oil Co. (d/b/a Rapid Oil Co. or Valvoline Instant Oil Change) which has 460 open centers. Quaker State Minit-Lube, Inc. (also d/b/a McQuicks Oilubes and Q Lubes), owned by Quaker State Oil Company, follows with 443 centers open.

       The Company recognizes that the barriers to enter the fast lubrication business are significant, and in the future the Company may experience additional direct competition from other companies with greater strength and financial resources than those of the Company.

       ENVIRONMENTAL REGULATIONS. GMI and its franchisees are subject to various federal, state, and local provisions regarding the collection and disposal of used lubricating oils and other automotive fluids and waste oil filters. Each Grease Monkey Center is equipped with facilities for the collection of waste products that comply with all applicable laws and regulations. Waste products are sold to, or disposed with, fully qualified and licensed collection services. Compliance with current and anticipated future federal, state and local provisions regarding the collection and disposal of these materials is not expected to materially affect capital expenditures, earnings, or the competitive position of the Company.

       GMI and its franchisees are subject to federal, state or municipal regulations regarding underground storage tanks ("UST's"). In those locales where required, the operator of a Center must register the number and location of UST's. The registration fee is not a significant capital expenditure and the registration requirement does not place the Company at a competitive disadvantage. In 1998, Federal regulations will require UST's either be removed or equipped with leak monitoring devices. Effective in approximately 1988, it was GMI's recommendation to its franchisees to discontinue installing UST's. Removal of UST's at those Company-owned
Centers which have UST's is not expected to be a material cost to the Company.

       The Environmental Protection Agency is now requiring insurance or proof of the financial ability of the owner to cover any damage caused by leaking underground storage tanks. The fee will vary from state to state. However, all lubrication centers in the same state will be required to purchase the insurance and, therefore, this requirement will not place the Company or its franchisees at a competitive disadvantage.

       Some states have passed regulations that designate used oil and oil filters and their contents as hazardous waste. Such regulations require the Center operator to first crush the filter and then dispose of it through use of a regulated hazardous waste carrier. Other states are considering such regulations. These regulations are imposed on all fast lube operators and do not place the Company or its franchisees at a competitive disadvantage, but may result in an increase in the cost of the service.

       EMPLOYEES. At January 31, 1996, the Company had 38 full-time employees at its corporate offices, 13 full-time employees at its field offices, and 229 full-time employees in its Company-owned Grease Monkey Centers division.

2.  DESCRIPTION OF PROPERTY

       At January 31, 1996, GMI owned the buildings, on leased land, at nine Grease Monkey Centers. Of the nine properties, one is leased to a franchisee, and eight are used for Company-owned Centers.

       In addition, GMI owns two parcels of real estate in St. Louis, Missouri. Both of the properties are leased to non Grease Monkey operations.

       The Company's offices and training facility are located at 216 16th Street, Suite 1100, Denver, Colorado, 80202. The Company leases a total of 20,297 rentable square feet, which includes the offices and training facility, pursuant to a lease from an unaffiliated entity. The lease expires on June 30, 1998. Rent is approximately $18,000 per month.

       The Company has guaranteed leases or leased and subleased real estate for franchised Grease Monkey Centers. The Company or GMI is directly liable on the leases at 32 locations if the franchisees do not make the lease payments. (See Note G, Consolidated Financial Statements.)

ITEM 3.  LEGAL PROCEEDINGS

       The Company is a party to legal proceedings including claims by franchisees against the Company that arise in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material effect on the financial condition, results of operations, or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       During the Company's fourth fiscal quarter of the year ended December 31, 1995, no matter was submitted to a vote of the Company's security holders, either by proxy solicitations or otherwise.

                                   PART II
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         (a)  MARKET INFORMATION.

       The Company's common stock trades on the NASDAQ Small-Cap Market under the symbol GMHC. The following table reports high and low sales prices:


     Period             High Trade  Low Trade  Last Trade
     ------             ----------  ---------  ----------
1994:
  First Quarter            $3.75      $1.88      $2.50
  Second Quarter           $2.75      $2.38      $2.63
  Third Quarter            $2.63      $2.25      $2.28
  Fourth Quarter           $2.50      $2.13      $2.13

1995:
  First Quarter            $2.50      $2.13      $2.13
  Second Quarter           $2.38      $1.25      $1.75
  Third Quarter            $1.94      $1.44      $1.56
  Fourth Quarter           $1.69      $1.00      $1.00


       Prices represent quotations between dealers and do not include retail mark-ups, mark-downs, or commissions, and do not necessarily represent prices at which actual transactions were, or could have been, effected.

         (b)  HOLDERS.

       As of March 1, 1996, the Company had 2,540 shareholders of record.

         (c)  DIVIDENDS.

       To date, the Company has not paid any cash dividends on its common stock. Holders of the Company's common stock are entitled to receive dividends when and as declared by the Board of Directors out of funds legally available. All accrued and unpaid dividends on the Company's outstanding shares of Series C Preferred stock must be paid before dividends are paid on common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

RESULTS OF OPERATIONS

       The Company reported net income of $238,190 in 1995 compared to net income of $139,566 in 1994 and a net loss of $1,484,310 in 1993.

       During 1993, the Company concentrated on positioning itself in Mexico, which included the translation of marketing and training materials and the translation of the point-of-sale computer software. Relationships were developed with vendors and equipment suppliers, and franchise licenses were sold and application fees were received. In September, the first Grease Monkey Center opened in Saltillo, Coahuila. Also during 1993, the Company established an in-house training facility to more effectively address the training needs of its franchise organization and its employees, as well as to control the costs associated with training. Continued attention was devoted to addressing non-performing franchises, resulting in the resolution of a number of these situations. 1993 activity also included refranchising seven Centers operated by the Company which were outside of the Company's key market areas. The Company also acquired that portion of the Seattle Grease Monkey Limited Partnership ("SGMLP") which it did not previously own and subsequently dissolved the partnership. In addition, the Company continued its investment in the franchise development area. Additional investments were made in 1993 to establish relations with development partners and in locating Center sites in proposed Company Center key market areas.

       During 1994, the Company continued its focus on development in the Mexican market and opened an additional eight centers, bringing the total number of centers open in Mexico to nine. Mexico expansion also continued with the ongoing sale of franchise applications and licenses. U.S. development also realized growth with an increase in franchised center openings from five in 1993 to ten in 1994. In conjunction with the Company's ongoing commitment to investing in franchise support services, two additional assistant regional managers were added to U.S. operations, and a regional manager was added to the Mexico region of the Company's operations. Efforts begun in 1993 to raise additional equity capital resulted in the successful completion of a preferred stock offering in the first quarter of 1994. A portion of the proceeds raised from the offering were used to consummate a settlement agreement with a landlord on four leases, three of which pertained to sites which were operated as Company-owned Centers and one which formerly was a franchised center. Of the four centers involved in the settlement agreement, two centers were refranchised and two centers ceased operations and were closed.

       The Company ended 1995 with 181 franchised centers and 29 Company-owned Centers. This compares to 176 franchised centers and 29 Company-owned Centers at the end of 1994. Center openings for 1995 were comparable to 1994 with eleven new U.S. centers and seven new Mexico centers. During 1995, thirteen centers were terminated primarily due to the enforcement by the Company of the franchise agreements and the Company not exercising its right of first refusal. Those centers which remained in the system and were open at the end of 1994, realized a 3% growth in ticket average and a 3% growth in sales, which contributed to the growth in royalty income. In addition to growth in existing centers, the Company has positioned itself to increase the number of total centers open with the addition of a Vice President of Franchise Development and a corresponding support staff.

       Operating revenue totaled $18,693,143 in 1995 compared to $18,818,334 in 1994 and $19,757,999 in 1993. The changes in revenue are due primarily to increases or decreases in the number of Company-owned Centers operated, the number of store openings, and increases in royalty fees.

       Royalty fees are a percentage of gross sales (ranging from 3% to 5%) paid monthly by all franchised Grease Monkey Centers. Royalty fee revenue increased by 5% in 1995 to $3,211,716 and 13% in 1994 to $3,052,044. The
Company has a "non-accrual" policy wherein royalties are not accrued on certain financially troubled franchisees. In 1995 estimated royalties totaling $170,500 were not recognized as revenue pursuant to this policy, as compared to $133,215 in 1994 and $158,775 in 1993. Any such royalty subsequently collected is recorded as revenue in the period the funds are received.

       The Company has a royalty rebate program for franchisees under which eligible franchisees can receive a rebate of royalties paid. To be eligible, franchisees must be in compliance with their franchise agreement, must be current on amounts owed the Company and pay all amounts coming due the Company on time during the period of the royalty rebate program. Management implemented this program to reward those franchisees who comply with their franchise agreement, have paid the Company on a regular and consistent basis, to accelerate cash flow, and to provide an incentive for franchisees to
continue to pay on a timely basis.   During 1995, the Company paid a total of
$248,431 to franchisees under this program, as compared to $245,625 in 1994 and $213,037 in 1993. The rebate is recorded as a reduction of royalty revenue. The royalty rebate program is not a requirement of the franchise agreement. Continuation of the program is reviewed by management on an annual basis. The royalty rebate program has been extended through December 31, 1996.

       The following table presents the activity of operating Centers:


                                    1995    1994    1993
                                    ----    ----    ----
       Open at beginning of year     205     194     193
       Opened during year             18      19       5
       Terminated                    (13)     (5)     (4)
       Closed                          -      (3)      -
                                    ----    ----    ----
       Open at end of year           210     205     194
                                    ----    ----    ----
                                    ----    ----    ----

       The following table presents the number of centers open, systemwide retail sales, royalty fees, total vehicles serviced and average sale per vehicle for the United States, Mexico and systemwide:




                           1995    1994    1993
                           ----    ----    ----
Centers Open:
  US ................       194     196     193
  Mexico ............        16       9       1
                        -------  ------  ------
  Systemwide ........       210     205     194
                        -------  ------  ------
                        -------  ------  ------
Sales (000's):
  US ................  $ 89,254  88,760  81,381
  Mexico ............     1,323     714      53
                        -------  ------  ------
  Systemwide ........  $ 90,577  89,474  81,434
                        -------  ------  ------
                        -------  ------  ------
Percent growth in sales:
  US ................        1%      9%     11%
                        -------  ------  ------
                        -------  ------  ------
  Mexico ............       85%  1,246%    100%
                        -------  ------  ------
                        -------  ------  ------
  Systemwide ........        1%     10%     11%
                        -------  ------  ------
                        -------  ------  ------
Royalty fees (000's):
  US ................   $ 3,153   3,020   2,701
  Mexico ............        58      32       4
                        -------  ------  ------
  Systemwide ........   $ 3,211   3,052   2,705
                        -------  ------  ------
                        -------  ------  ------
Percent growth in royalties:
  US ................        4%     12%     13%
                        -------  ------  ------
                        -------  ------  ------
  Mexico ............       80%    782%    100%
                        -------  ------  ------
                        -------  ------  ------
  Systemwide ........        5%     13%     13%
                        -------  ------  ------
                        -------  ------  ------
Vehicles serviced (000's):
  US ................     2,850   2,927   2,721
  Mexico ............        63      26       2
                        -------  ------  ------
  Systemwide ........     2,913   2,953   2,723
                        -------  ------  ------
                        -------  ------  ------
Average sale per vehicle:
  US ................   $ 31.32   30.32   29.90
                        -------  ------  ------
                        -------  ------  ------
  Mexico ............   $ 21.05   27.99   29.83
                        -------  ------  ------
                        -------  ------  ------
  Systemwide ........   $ 31.09   30.30   29.90
                        -------  ------  ------
                        -------  ------  ------

       Franchise sales revenue represents initial payments received by the Company from the buyers of its franchise. The fee is $28,000 (less for franchises purchased prior to September 1992 and for additional franchises purchased by existing franchisees) and is not refundable. Initial franchise fees are deferred and recognized as revenue when the related Center opens for business.

       The following table presents the number of franchises issued including related fees and costs, and the nature of franchise sales revenue recognized:


                                                    1995     1994     1993
                                                 ---------  -------  -------
Franchise licenses issued:
  US(1)..........................................        4        4        4
  Mexico.........................................        1       16        6
                                                 ---------  -------  -------
    Total........................................        5       20       10
                                                 ---------  -------  -------
                                                 ---------  -------  -------
Franchise fees paid:
  US.............................................$ 116,800  124,000  175,000
  Mexico.........................................   12,200  369,000  185,600
                                                 ---------  -------  -------
    Total........................................$ 129,000  493,000  360,600
                                                 ---------  -------  -------
                                                 ---------  -------  -------
Franchise costs deferred:
  US............................................. $ 23,996    2,043   30,539
  Mexico.........................................   54,134   75,229   38,860
                                                 ---------  -------  -------
    Total........................................ $ 78,130   77,272   69,399
                                                 ---------  -------  -------
                                                 ---------  -------  -------
Franchises opened:
  US(1)..........................................       11       10        4
  Mexico.........................................        7        8        1
                                                 ---------  -------  -------
    Total........................................       18       18        5
                                                 ---------  -------  -------
                                                 ---------  -------  -------
Franchise fees recognized on openings:
  US(2)..........................................$ 259,110  185,219   59,682
  Mexico.........................................  196,000  200,000        -
                                                 ---------  -------  -------
    Total........................................$ 455,110  385,219   59,682
                                                 ---------  -------  -------
                                                 ---------  -------  -------
Franchise costs recognized on openings:
  US(3).......................................... $ 27,677   18,666   23,491
  Mexico.........................................   72,094   61,529        -
                                                 ---------  -------  -------
    Total........................................ $ 99,771   80,195   23,491
                                                 ---------  -------  -------
                                                 ---------  -------  -------
Undeveloped franchise
licenses/applications cancelled..................        6       14       57
                                                 ---------  -------  -------
                                                 ---------  -------  -------
Income recognized on cancellations............... $ 18,075   98,287  243,239
                                                 ---------  -------  -------
                                                 ---------  -------  -------


(1) Excludes franchise licenses related to refranchised Company-owned Centers during the year; two in 1995, one in 1994 and seven in 1993.

(2) Excludes franchise fees related to refranchised Company-owned Centers; $56,000 in 1995, $3,100 in 1994 and $132,700 in 1993.

(3) Excludes franchise costs related to refranchised Company-owned Centers; $7,500 in 1995, $704 in 1994 and $5,603 in 1993.

       At December 31, 1995, 43 franchises had been sold which were not open and commitment fees for 18 franchises had been paid, representing $655,553 in deferred franchise sales revenue, compared to 57 unopened franchises and commitment fees for 27 franchises representing $1,009,663 in deferred franchise sales revenue at the end of 1994.

       Between December 1992 and May 1993, the Company offered certain franchisees with undeveloped licenses shares of the Company's common stock in exchange for cancellation of the franchisee's unopened franchise agreement. The Company offered 3,111 shares in exchange for the cancellation of the franchisee's first unopened franchise, plus 1,867 shares for any additional franchises owned by the same franchisee and canceled. Between December 31, 1992, and May 12, 1993, 41 unopened franchises were canceled as the result of this offer. The common stock issued in exchange for the franchises canceled was recorded at $235,200, representing the market value of the stock at the time the plan was approved by the Board of Directors for offers accepted prior to April 15, 1993, and representing the market value of the stock at the date the offer was accepted for offers accepted after April 16, 1993.
The deferred sales revenue associated with the franchises canceled of $559,787, reduced by the value of the stock issued ($235,200) and the related deferred franchising costs of $169,835 was recorded as income in 1993 ($154,752). In addition, the Company terminated six licenses/applications in 1995, fourteen licenses in 1994 and sixteen licenses in 1993 for non-performance, representing income of $18,075, $98,287 and $88,487, respectively.

       In 1995, the Company realized marketing allowances and gross margins on product and equipment sales of $463,184, as compared to $505,382 in 1994 and $396,269 in 1993. The gross margins on product and equipment sales are affected by the opening of new centers which was relatively consistent in number to 1994 and increased compared to 1993. Marketing allowances are also affected by the opening of new centers, but were adversely affected by the termination and closure of the thirteen centers in 1995. Product and equipment revenue represents the sale of fluid dispensing equipment and other supplies to franchisees, and marketing allowances relate to the sale of oil filters, air filters, oil additives, and certain other products.

       Company-owned Centers at December 31, 1995, include 15 Centers located in Denver, Colorado, 8 Centers in Seattle, Washington, and 1 Center each in Arizona, Pennsylvania, Maryland, Nebraska, Rhode Island and Massachusetts.

       The following table shows the Company's activity with respect to Company-owned Centers over the past three years:

                                    1995    1994    1993
                                    ----    ----    ----
Company-owned Centers at
the beginning of the year........     29      32      34
New Centers built or purchased...      1       1       2
Centers acquired from failed
franchisees......................      1       1       3
Centers sold.....................     (2)     (2)     (7)
Centers closed ..................      -      (3)      -
                                    ----    ----    ----
Company-owned Centers at the end
of the year .....................     29      29      32
                                    ----    ----    ----
                                    ----    ----    ----
Average Number of Centers operated
during the year based on number of
months operated..................     29      29      36
                                    ----    ----    ----
                                    ----    ----    ----

       Company-owned Centers have become a significant portion of the Company's business since 1990 and are expected to increase in proportion to the total number of Grease Monkey Centers open in the future. Historically, Company-owned Centers were Centers relinquished by failed franchisees, acquired from franchisees through the Company's exercise of its right of first refusal, or purchased by the Company. In the future, the Company expects to increase the number of Company-owned Centers by leasing new built-to-suit Centers and by acquiring existing quick lubes from Grease Monkey franchisees and independents. Centers which, in the past, have been acquired from failed franchisees were acquired due to the failure of the franchisee to pay amounts due the Company, principally rent and royalties. The acquisition of Centers from failed franchisees is expected to be limited in the future due to overall improvement in performance of the franchisees' Centers and compliance of the franchisees with the terms of the Company's franchise agreements.

     The following table sets forth the results of operations from Centers which were built or purchased by the Company as compared to the results of operations from Centers acquired from failed franchisees:

                                                     YEAR ENDED DECEMBER 31,
                                          ------------------------------------------
                                               1995           1994           1993
                                          ------------      ---------     ----------
Centers built or purchased:
 Revenue................................  $ 10,258,432      9,801,533     10,066,099
 Expenses...............................     8,545,028      8,109,243      8,314,263
                                          ------------      ---------     ----------
 Income (loss) before depreciation,
  amortization and division overhead....     1,713,404      1,692,290      1,751,836
                                          ------------      ---------     ----------
Centers acquired from failed
  franchisees:
  Revenue...............................     2,204,200      2,518,039      4,424,052
  Expenses..............................     2,272,279      2,475,607      4,582,442
                                          ------------      ---------     ----------
  Income (loss) before depreciation,
   amortization and division overhead...       (68,079)        42,432       (158,390)
                                          ------------      ---------     ----------
Combined income (loss) before
   depreciation, amortization and
   division overhead....................     1,645,325      1,734,722      1,593,446

Depreciation............................      (527,050)      (506,346)      (675,967)
Amortization............................      (144,465)      (120,239)      (109,213)
Company-Owned Centers Division
   Overhead (1).........................      (564,719)      (648,088)      (894,683)
                                          ------------      ---------     ----------

Operating income (loss) from
   Company-owned Centers (2)............  $    409,091        460,049        (86,417)
                                          ------------      ---------     ----------
                                          ------------      ---------     ----------
Number of Centers by category:
  Built or purchased....................            20             21             20
  Failed franchises acquired............             9              8             12
                                          ------------      ---------     ----------
      Total.............................            29             29             32
                                          ------------      ---------     ----------
                                          ------------      ---------     ----------


(1) Consists of management, accounting and administrative personnel and their related expenses which are directly identifiable to the Company-owned Centers division and is included in general and administrative expenses in the Company's financial statements.

(2) Included in the above operating results are results from refranchised centers through the date of sale.

     Leasing revenue represents revenue primarily derived from properties subleased by the Company to franchisees. Leasing revenue, which includes rent and interest income related to operating and capital leases, was $1,391,886 in 1995; $1,671,234 in 1994; and $1,653,810 in 1993.

     Leasing expense represents leasing costs incurred in connection with properties leased by the Company and then subleased to franchisees. Leasing expense, which includes rent and interest expense related to capital and operating leases, was $1,401,978 in 1995; $1,588,918 in 1994; and $1,527,157
in 1993.

     General and administrative expenses decreased by 6% in 1995, as compared to a decrease of 3% in 1994. The decrease in expense for 1995 is primarily attributable to a decrease in litigation expenses, travel and entertainment expenses, and decreased franchise advertising and development expenses in Mexico, offset by losses incurred due to the disposition of obsolete assets. Due to the decline in the economy in Mexico, development expenses for that region were below expectations and prior year, but activity in the Mexican market is expected to resume in 1996 if the economy in Mexico continues to improve. The decrease in 1994 is principally due to decreased litigation expenses and a reduction in Company-owned Center's general and administrative expense as a result of a decline in the number of centers from 1993 to 1994 and a redesign of the Company-owned Center management structure. General and administrative expenses are expected to increase slightly in 1996, and are expected to grow in future years with growth in the system.

     During 1992, the Company recorded an expense of $255,652 for a litigation award, including costs and interest. The award was the result of a judgment entered against the Company in connection with a lawsuit filed against the Company by an elderly couple who allegedly loaned the sum of $450,000 to a former president of the Company. The Company appealed this decision and posted an appeal bond for the amount of the judgment and the estimated interest. The appeal was denied by the Appeals Court and the Company requested the Colorado Supreme Court to review this case. The Colorado Supreme Court granted a Writ of Certiorari on November 7, 1994. On September 21, 1995, the Supreme Court of Colorado affirmed the judgement of the Colorado Court of Appeals. On October 26, 1995, final payment in the amount of $312,144 was made to the plaintiffs to cover the settlement award, accrued interest and certain court costs.

     In February of 1994, the Company entered into a settlement agreement with a landlord after the suspension of lease payments by the Company on four of its leases, three of which pertained to sites which were operated as Company-owned Centers and one which formerly was a franchised center. The settlement consisted of a cash settlement payment of $350,000, a reduction of lease payments for the period from October 1, 1993, through March 31, 1994, the termination of four lease obligations which represented future lease payments approximating $2.6 million, the refranchising of two centers, the forgiveness of receivables and the performance by the Company of certain operating commitments on two centers. Included in the gain (loss) on sale/disposition of centers is a loss of $420,000 and $5,686 in 1993 and 1994, respectively, related to this settlement.

     The provision for credit losses increased in 1995 to $151,800 from $112,509 in 1994 and $133,091 in 1993. The increase is attributable to the deterioration of five franchised center accounts. Subsequent to year-end, the Company has taken over the operations of three of these centers. In addition, the Company entered into a settlement agreement with the franchisee of the other two centers in conjunction with the transfer of ownership of the centers to a new franchisee.

     Depreciation expense totaled $638,352 in 1995 compared to $619,047 in 1994 and $768,792 in 1993. The decrease in expense from 1993 to 1994 is due to a decrease in the average number of Company-owned Centers offset by depreciation on 1994 capital expenditures. Increases in 1995 depreciation are primarily due to depreciation on 1995 capital expenditures. Increases in amortization in 1994 and 1995 are due to goodwill recorded on the acquisition of centers.

     Gain (loss) on sale of centers represents the net results of the refranchising/disposal of Company-owned Centers. When the Company refranchises a center, a franchise license fee is included in the sales price and included in the resulting gain or loss on sale. The gain of $6,705 in 1995 represents the refranchising of two Company-owned Centers and the refranchising of one closed center. The loss of $12,792 in 1994 represents the refranchising of one Company-owned Center, plus additional losses of $5,686 incurred due to the settlement agreement with a landlord as previously discussed. The loss in 1993 of $376,148 includes $420,000 of losses recorded as a result of the settlement agreement with a landlord and the refranchising of seven Company-owned Centers.

     Interest expense includes interest on debt financing and interest recorded on capital leases of Company-owned Centers. The decrease in interest expense from $792,475 in 1993 to $545,881 in 1994 is due primarily to a decrease in the number of Company-owned Centers leased due to the refranchising of seven centers, and the Company being released from four leases as a result of the settlement agreement with a landlord as discussed previously. The increase in interest expense from $545,881 in 1994 to $562,105 in 1995 is due primarily to an increase in debt due to draws on a line of credit with a motor oil supplier.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES

     In March of 1991 a controlling interest in the Company was sold to First of September Corporation ("FOSC") for $1.25 million. As part of the transaction, FOSC also provided a $750,000 two-year line of credit effective August of 1991. The Company's line of credit with FOSC for $750,000 which bore interest at prime plus 2% was extended through March 31, 1994. On March 23, 1994, the outstanding balance of $378,000 was paid off and the line of credit was canceled.

     During April 1995, the Company entered into two agreements with a motor oil supplier - a Loan Agreement and a Fast Lube Supply Agreement. Under the Loan Agreement, a $2,400,000 line of credit was established. All loans drawn under this line accrue interest at 9% per annum and are repaid in quarterly installments over a ten year period from date of disbursement. The line is secured by the assignment of leases and lubrication equipment of certain Company-owned Centers. As of December 31, 1995, the Company had borrowed approximately $1,600,000 under the line to refinance existing debt with the motor oil supplier, for acquisitions and for working capital. The balance of the funds available under the line are restricted to the acquisition or construction of new fast lube centers. Under the Fast Lube Supply Agreement, the Company is required to purchase at least 85% of the petroleum products for such Centers from the supplier, the Company is required to meet certain minimum annual purchase requirements and the Company is required to feature its products in such Centers.

     Another motor oil supplier has provided financing for Company-owned Centers where the Company agrees to feature its products. The financing ranges from $30,000 to $45,000 per Center depending on the expected usage at the Center. The advances are amortized based on the Company's purchases of its products. Similar oil company financing is expected to be available for any new Company-owned Centers acquired and existing Company-owned Centers where the Company does not have a supply agreement or where the existing supply agreement may be canceled.


     Between February 28, 1994, and March 15, 1994, the Company issued a total of 13,000 shares of Series C Preferred stock for $1,300,000. Offering costs were approximately $162,000. The Series C Preferred stock has a stated value of $100 per share; bears a 6% cumulative dividend; is convertible, together with any accumulated unpaid dividends, into common stock at the option of the holder at a conversion price of $2.50 per share; and is callable by the Company at any time after December 31, 1996, at a price of $115 per share. The net proceeds of this offering were designated for working capital, including reduction of notes payable, and to fund the settlement agreement with a landlord, as previously discussed.

     The growth of the Grease Monkey system is dependent on the ability of GMI and its franchisees to obtain real estate development capital. Historically, Grease Monkey Centers have been built utilizing build-to-suit services, whereby the land is purchased and the building is constructed to GMI's specifications, then leased to GMI or to a franchisee, by a third party.

However, the franchisees have moved toward purchasing and developing the real estate for their own account, thereby creating greater value in their business. Development of GMI-owned Centers will continue to utilize build-to-suit capital for expansion.

LIQUIDITY

     Cash provided by operations during 1995 was $238,398 as compared to $460,546 provided by operations in 1994. The decrease is primarily a result of fewer new franchise sales, and an increase in accounts receivable balances.

     Cash used for investing activities was $825,966 in 1995 and $46,216 in 1994. This consisted primarily of cash used for the acquisition of centers of $870,388 in 1995, capital expenditures of $218,041 in 1995 and $252,049 in
1994 (which consisted primarily of computer systems and Center equipment) and receipts on direct financing leases of $181,155 and $204,098 in 1995 and 1994, respectively.

     Cash provided by financing activities was $716,104 in 1995 compared to cash used in financing activities of ($170,795) in 1994. Cash provided by financing activities in 1995 includes proceeds from long-term debt of $1,241,880 and the release of restricted cash related to a settlement award. Cash provided by financing activities in 1994 includes $1,137,900 (net of offering costs of $162,100) from the issuance of Series C Preferred stock. Cash used to reduce long-term debt was $350,372 in 1995 and $432,403 in 1994 and cash used to reduce capital lease obligations was $307,669 in 1995 and $320,582 in 1994. Financing activities in 1994 also included $25,000 that was used to buy-out a capital lease, $378,000 was used to pay off a related party notes payable, and $152,710 was used for other financing activities.

     The Company does not have any material commitments for capital expenditures at December 31, 1995. The Company believes it has the capital resources and liquidity necessary to meet all of the obligations, debt maturities, and commitments of the Company during 1996.

NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (SFAS 121) was issued in March 1995, by the Financial Accounting Standards Board. It requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is required to be adopted for fiscal years beginning after December 15, 1995. The adoption of SFAS 121 is not expected to have a significant effect on the Company's financial statements.

     Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123), was issued by the Financial Accounting Standards Board in October 1995. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. This statement defines a fair value based method of accounting for employee stock option or similar equity instruments, and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures on net income and, if presented, earning per share, as if the fair value based method of accounting defined by SFAS 123 had been applied. SFAS 123 is applicable to fiscal years beginning after December 15, 1995. The Company currently accounts for its equity instruments using the accounting prescribed by Opinion 25. The Company does not currently expect to adopt the accounting prescribed by SFAS 123; however, the Company will include the disclosures required by SFAS 123 in future financial statements.

Item 7.  FINANCIAL STATEMENTS

     All financial statements required to be filed hereunder are attached hereto following the signature page.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III
Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         (a)   IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS.

               DIRECTORS.

         The present term of office of each director will expire at the next Annual Meeting of Shareholders. The name and position with the Company and age of each director and the period during which each director has served are as follows:


         NAME AND POSITION, IF                                  DIRECTOR
         ANY, IN THE COMPANY              AGE                     SINCE
         -----------------------         ----                   ---------
         Rex L. Utsler                    50                      1991
         (Chairman of the Board
         and President of GMHC
         and GMI)

         Jerry D. Armstrong               65                      1991

         Jim D. Baldwin                   63                      1994

         Cortlandt S. Dietler             74                      1995

         Wayne H. Patterson               50                      1994

         Charles E. Steinbrueck           52                      1994

         James B. Wallace                 67                      1991

         George F. Wood                   52                      1991

There are no arrangements or understanding between any director and any other person pursuant to which any director was selected as such.

EXECUTIVE OFFICERS.

     The executive officers of the Company are elected annually at the first meeting of the Company's Board of Directors held after each annual meeting of shareholders. Each executive officer will hold office until his or her successor is duly elected and qualified or until his or her death or resignation or until he or she shall have been removed in the manner provided in the Company's Bylaws. The current executive officers of the Company are as follows:


         NAME OF EXECUTIVE OFFICER                              OFFICER
         AND POSITION IN COMPANY           AGE                   SINCE
         -------------------------        ----                  --------
         Rex L. Utsler                     50                     1991
         (President and Chairman
         of the Board)

         T. Timothy Kershisnik             38                     1992
         (Controller, Treasurer and
         Corporate Secretary)

         Darcy A. Erickson                 44                     1993
         (Vice President-Marketing
         and Communications)

         Dennis R. McCarthy                44                     1994
         (Vice President -
         Franchise Support Services)

         James E. Johnson                  42                     1995
         (Vice President -
         Real Estate Development)

         Michael J. Brunetti               39                     1995
         (Vice President -
         Franchise Development)

    BUSINESS EXPERIENCE.

    The following is a brief account of the business experience for the last five years of each director and executive officer of the Company:

NAME OF DIRECTOR
OR EXECUTIVE OFFICER       PRINCIPAL OCCUPATION DURING THE LAST FIVE YEARS
- --------------------       -----------------------------------------------
Rex L. Utsler              President and Chairman of the Board of Grease
                           Monkey Holding Corporation ("GMHC"), Grease
                           Monkey International, Inc. ("GMI"), and all
                           other wholly-owned subsidiaries of the
                           Company, since March 1991; President and
                           Chief Executive Officer of both First of
                           September Corporation, a financial investment
                           group, and its predecessor, Bountiful
                           Corporation, which was involved in crude oil
                           gathering, transportation and marketing,
                           since 1979; Chairman of the Board of Savant
                           Resources, Inc., an oil and gas exploration
                           and development company, from 1988 to July
                           1994.

T. Timothy Kershisnik      Controller and Treasurer of GMHC and GMI
                           since 1992; appointed Corporate Secretary in
                           April 1994; employed by KPMG Peat Marwick
                           from 1980 to 1992, Senior Manager at KPMG
                           Peat Marwick from 1987 through 1992.

Darcy A. Erickson          Vice President, Marketing and Communications
                           at GMI since August 1993; Marketing and
                           Communications Director from April 1992 to
                           August 1993; Self-employed as a marketing and
                           training consultant from 1987 to 1992.

Dennis R. McCarthy         Vice President, Franchise Support Services of
                           GMI from April 1994 to present; Southeast
                           Regional Manager from January 1994 to April
                           1994; employed by Mobil Corporation from 1973
                           to December 1993, most recently as National
                           Lubricants Manager.

James E. Johnson           Vice President, Real Estate Development since
                           February 1995; Real Estate consultant to GMI
                           from September 1993 to January 1995; 1990 to
                           1993, President and CEO of SRTI, a
                           Denver-based environmental remediation
                           company; 1982 to 1990, Vice President of
                           Development for SullivanHayes Companies, a
                           Denver-based real estate firm.

Michael J. Brunetti        Vice President, Franchise Development since
                           July 1995; March 1993 to July 1995, Director
                           of Region Development - Western Region for
                           Moto Photo Inc., a franchisor of photography
                           imaging centers located in Dayton, Ohio.
                           From August 1987 to August 1992, was employed
                           by Taco Johns International, Inc., a
                           franchisor of fast food Mexican style
                           restaurants located in Cheyenne, Wyoming,
                           most recently as Vice President of Franchise
                           Development.

Jerry D. Armstrong         Partner in Brownlie, Wallace, Armstrong and
                           Bander Exploration since 1992.  He served as
                           senior vice president and member of the Board
                           of Directors of BWAB Incorporated from 1980
                           to 1992.

Jim D. Baldwin             Retired President of King Soopers, a retail
                           grocery store chain owned by Dillon
                           Companies, a subsidiary of The Kroger
                           Company, from 1979 to 1990. Mr. Baldwin was
                           with Dillon Companies for over 40 years.

Cortlandt S. Dietler       President and CEO of TransMontaigne Oil
                           Company from March 1995 to present; Chairman
                           and CEO of Associated Natural Gas
                           Corporation, from 1980 to February 1995.

Wayne H. Patterson         Chairman, QuickPen International, a
                           commercial software and systems company,
                           since December 1992; Principal, Patterson
                           Consulting, a management consulting firm,
                           December 1991 to present; Chairman, Live
                           Entertainment, 1990 to 1991; Chairman, Pace
                           Membership Warehouse, from 1988 to 1990.

Charles E. Steinbrueck     Managing partner of Retail Venture
                           Partnership, a partnership specializing in
                           investments of emerging public companies,
                           from 1993 to present; Founder, President, and
                           CEO of Pace Membership Warehouse from  1983
                           to 1993.

James B. Wallace           Partner in Brownlie, Wallace, Armstrong and
                           Bander Exploration from 1992 to present;
                           President of BWAB Incorporated, an oil and
                           gas production company, from 1980 to 1992.

George F. Wood             Sole proprietor of Wood and Co., an investment
                           counseling firm, since 1982.

     (b)  IDENTIFICATION OF SIGNIFICANT EMPLOYEES; BUSINESS EXPERIENCE.

     The following is a brief account of the business experience for the last five years of each significant employee (not an officer) of the Company:

     NAME OF EMPLOYEE           AGE    PRINCIPAL OCCUPATION DURING THE LAST FIVE YEARS
     ----------------           ---    -----------------------------------------------
     Jeffrey D. Barkman          41    General Manager of GMI's Company Center
                                       Division, Eastern Region, from November 1993
                                       to present; General Manager of GMI's Company
                                       Center Division from February 1993 to
                                       November 1993; Coordinator of Information
                                       Systems at GMI from 1991 to February 1993;
                                       Sales Manager for Sage Microsystems, Inc.,
                                       from June 1990 to July 1991; owner and
                                       manager of Carriage Care quick lube from
                                       August 1989 to July 1991.

      Richard S. Etchey          42    General Manager of GMI's Company Center
                                       Division, Western Region, from June 1995 to
                                       present; Management Consultant for Smart
                                       Healy Investment Team from September 1994 to
                                       May 1995; Manager with Quaker State Minit
                                       Lube from October 1989 to September 1994.


     (c)  FAMILY RELATIONSHIPS.  None


     (d)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.    None.


     (e)  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Section 16(a) of the Securities Exchange Act of 1934 requires Company's officers and directors and persons who own more than ten percent of the Company's outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during the Company's fiscal year ended December 31, 1995, the directors, officers or more than 10% shareholders of the Company who failed to timely file a Form 3 or Form 4 were Jerry D. Armstrong, Jim D. Baldwin, Wayne H. Patterson, James B. Wallace, George F. Wood and Charles E. Steinbrueck, each of whom inadvertently filed a late Form 4 for the grant of stock options on June 26, 1995, of which none have been exercised. In addition, Jerry D. Armstrong and James B. Wallace inadvertently filed a late Form 4 for the purchase of common stock. In addition, Cortlandt S. Dietler filed a late Form 3 for the Initial Statement of Beneficial Ownership of Securities.

ITEM 10.  EXECUTIVE COMPENSATION

     (a) and (b) GENERAL AND SUMMARY COMPENSATION TABLE

     The following table shows all plan and non-plan compensation paid by the Company and its subsidiaries for services rendered for the fiscal year ended December 31, 1995, to each of the most highly compensated executive officers of the Company whose total cash compensation exceeded $100,000:

                         SUMMARY COMPENSATION TABLE

                                                                         OTHER ANNUAL
    NAME                 PRINCIPAL POSITION         YEAR     SALARY     COMPENSATION(1)
    ----                 ------------------         ----     ------     ---------------
Rex L. Utsler        President and Chairman of
                     the Board of Directors of
                     GMHC and GMI                   1995    $157,842        $11,328
                                                    1994    $151,522        $10,922
                                                    1993    $154,711        $15,321

Mr. Utsler became Chairman of the Board and President on March 4, 1991.

(1) Includes costs of a leased car and the Company's 401(k) matching contribution.


     COMPENSATION UNDER PLANS

     On May 4, 1992, GMI adopted the Grease Monkey International, Inc. 401(k) Savings and Retirement Plan and Trust Agreement (the "Plan"), effective as of April 1, 1992. Colorado National Bank Trust and Investment Group is Trustee under the Plan. At present, the Company contributes to the Plan on a quarterly basis in an amount equal to 50% of the employees' contribution, up to a maximum of 6% of the employees' compensation. The Company's contribution is paid with its $0.03 par value common stock valued at market on the date of the contribution. During 1995, the Company contributed 11,542 shares to the Plan at an average of $1.82 per share. During 1994, the Company contributed 12,981 shares to the Plan at an average of $2.27 per share.

     (c) and (d)  STOCK OPTION AND STOCK APPRECIATION RIGHT PLANS.

     STOCK OPTION PLANS

     The Company adopted the 1986 Incentive Stock Option Plan ("1986 Plan") which was approved by the shareholders on February 17, 1987, in which the employees of the Company and its subsidiaries are eligible to participate. The 1986 Plan authorizes the granting of options to purchase up to 66,667 shares of the Company's common stock.

     The Company adopted the 1993 Incentive Stock Option Plan ("1993 Plan") which was approved by the shareholders on June 30, 1993. All employees of the Company and its subsidiaries are eligible to participate. The 1993 Plan authorizes the granting of options to purchase 300,000 shares of the Company's common stock.

     The Company adopted the 1994 Stock Incentive Plan ("1994 Plan") which was approved by the shareholders on July 11, 1994. All employees, officers, directors and consultants of the Company and its subsidiaries are eligible to participate. The 1994 Plan authorizes the granting of options to purchase 500,000 shares of the Company's common stock.

     The 1986 and 1993 Plans are administered by an Option Committee of not
less than three persons appointed by the Board of Directors.   The members of
the Option Committee for 1995 were Jerry D. Armstrong, Jim D. Baldwin and Kirk E. Douglas (who resigned from the Board on November 30, 1995). The Option Committee met once during 1995. All members were present at the meeting. New members of the Option Committee will be selected after the Annual Meeting of Shareholders.

     The 1994 plan is administered by an Option Committee of not less than three persons appointed by the Board of Directors. The members of the Option Committee are Jack D. Rule, Jr., George H. Fancher, Jr. and Kermit L. Darkey.
 The Option Committee met once during 1995. All members were present at the meeting. New members of the Option Committee will be selected after the Annual Meeting of Shareholders.

     The Option Committees select the employees to whom options are granted, determine the time or times when any option granted becomes exercisable, determine the period within which it becomes exercisable and determine the price per share at which the option is exercisable, provided that no option may be exercised more than 10 years after it is granted and the exercise price must be at least the fair market value of the Company's common stock on the date of the grant. If an employee owns more than 10% of the Company's outstanding common stock, then the Option Committees may grant an option to such employee only if the exercise price of the option is at least 110% of the fair market value of the Company's common stock on the date of the grant.
 An option granted to any employee owning more than 10% of the Company's outstanding common stock may not be exercisable for longer than five years from the date of the grant.

     Payment for shares of common stock purchased upon exercise of any option must be in full and in cash or, with certain restrictions, the surrender of other shares of common stock of the Company owned by the employee at the time the option is exercised. No option may be transferred except by will or the laws of descent and distribution and, during the optionee's lifetime, the option may be exercised only by the optionee. If the employment of the optionee is terminated for any reason other than death, retirement or disability, the option terminates. An option held by an optionee who dies may be exercised by the representative of the optionee's estate within one year after the date of death. An Option held by an optionee who retires or who becomes disabled, may be exercised within three months or one year, respectively, following the date of retirement or disability. In all cases, however, an option must be exercised within the period of time that the option originally was exercisable.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                              INDIVIDUAL GRANTS
- ------------------------------------------------------------------------------
    (A)               (B)             (C)           (D)             (E)
                   NUMBER OF      % OF TOTAL
                   SECURITIES     OPTIONS/SARS
                   UNDERLYING     GRANTED TO      EXERCISE OR
                   OPTIONS/SARS   EMPLOYEES IN    BASE PRICE        EXPIRATION
NAME               GRANTED (#)    FISCAL YEAR     ($/SH)            DATE
- ----               ----------     -----------     ------------      ----------
Rex L. Utsler      50,000         11.6%           $1.72             9-25-00


     (e)  LONG-TERM INCENTIVE PLAN.  NONE.

     (f)  COMPENSATION OF DIRECTORS.

     Directors of the Company who are not employees or officers are granted stock options as compensation. Options are granted for services provided as a director, with additional options granted for committee participation. Options for 5,000 shares are granted annually for service as a director, options for 2,500 shares are granted annually for service on the Option and Audit Committees and options for 5,000 shares are granted annually for service on the Long Range Planning Committee.

     For the period from July 11, 1994, through June 26, 1995, options to purchase 70,000 shares of common stock were granted which are exercisable for a five year option period. The options were granted at the market value of the Company's common stock on the date of grant, (market value being the average of the bid and ask prices as of the close of business).

     For the period from June 27, 1995, through the date of the next Annual Meeting of Shareholders, options to purchase 75,000 shares of common stock were granted which are exercisable for a five year option period. The options were granted at the market value of the Company's common stock on the date of grant (market value being the average of the bid and ask prices as of the close of business).

     (g)  EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
          CHANGE-IN-CONTROL ARRANGEMENTS.  NONE.

     (h)  REPORT ON REPRICING OF OPTIONS/SARS.  NONE.

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

         (a) and (b) Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth as of March 1, 1996, the number of shares of the Company's $0.03 par value common stock owned by each person who owned of record, or was known to own beneficially, more than 5% of the number of shares of the Company's outstanding common stock, sets forth the number of shares of the Company's outstanding common stock beneficially owned by each of the Company's directors, and sets forth the number of shares of the Company's common stock beneficially owned by all of the Company's directors and officers as a group:

                                                           PRESENTLY
                                                         CONVERTIBLE
                                           PRESENTLY       PREFERRED
NAME OF                        COMMON     EXERCISABLE       STOCK
BENEFICIAL                     SHARES     OPTIONS AND     AND UNPAID    BENEFICIAL      TOTAL     PERCENT
OWNER(1)                        OWNED      WARRANTS       DIVIDENDS(6)   OWNERSHIP    OWNERSHIP   OF CLASS
- ------------------------     ---------    -----------    -------------  ----------    ---------   --------
First of September
 Corporation(2)(4)           1,479,432      500,000         168,800          -        2,148,232     34.2%
Rex L. Utsler(2)(3)(7)         219,123       50,000            -          2,148,232   2,417,355     38.5%
Jerry D. Armstrong(2)(3)       179,260       20,000          45,418       2,148,232   2,392,910     38.1%
James B. Wallace(2)(3)         179,261       15,000          23,015       2,148,232   2,365,508     37.7%
Wayne H. Patterson(2)            -           22,500          22,403          -           44,903       .7%
Charles E. Steinbrueck(2)        -           20,000          33,605          -           53,605       .9%
George F. Wood(2)               38,639       15,000           4,481          -           58,120       .9%
Jim D. Baldwin(2)                -           17,500          11,202          -           28,702       .5%
Cortlandt S. Dietler(2)         55,556       10,000          17,923          -           83,479      1.3%

All officers and
 directors as  a group
 (13 persons)(5)               671,839      380,000         167,008       2,148,232   3,367,079     53.7%


__________
To avoid duplication, the aggregate number of shares of common stock and total percentage of all officers and directors as a group have been computed to include only once the shares of common stock beneficially owned by First of September
Corporation.

      (1) All beneficial owners listed have sole voting and/or investment power with respect to the shares shown unless otherwise indicated.

      (2)  The address for First of September Corporation and Rex
L. Utsler is 216 16th Street, Suite 1100, Denver Colorado, 80202. The address for Messrs. Armstrong and Wallace is 475 17th Street, Suite 1300, Denver, Colorado 80202. The address for George F. Wood is 1115 Grant St., Denver, Colorado, 80203. The address for Wayne H. Patterson is 384 Inverness Drive South, Suite 200, Englewood, CO, 80112. The address for Charles E. Steinbrueck is 165 High Street, Denver, CO, 80218. The address for Jim D. Baldwin is 901 Chestnut Trail, Littleton, CO, 80121. The address for Cortlandt S. Dietler is 900 Republic Plaza, 370 Seventeenth St., Denver, CO, 80202.

      (3) Rex L. Utsler, Jerry D. Armstrong and James B. Wallace own a total of 64% of the outstanding stock of First of September Corporation. As such they are deemed to be beneficial owners of the shares of common stock of the Company which are beneficially owned by First of September Corporation.

      (4) Includes 500,000 shares of common stock underlying presently exercisable warrants at $1.50 per share.

      (5) Includes 380,000 shares underlying presently exercisable stock options granted under the 1986, 1993 and 1994
Incentive Stock Option Plans that have exercise prices between $1.59 per share and $2.22 per share.

      (6) Represents shares of common stock underlying shares of Series C, 6% Preferred Stock with a stated value of $100 per share plus accumulated unpaid dividends, convertible into common stock at $2.50 per share.

      (7) Does not include 3,100 shares held by Mr. Utsler's children, of which he disclaims beneficial ownership.

      (c)  CHANGES IN CONTROL.  None.


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                    None.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K


   (a)    (3)     LIST OF EXHIBITS REQUIRED BY ITEM 601 OF
                  REGULATION S-B.

   3.     Articles of Incorporation and Bylaws.

          (a)     Bylaws, as amended through March 4,
                  1991, incorporated by reference to
                  the Annual Report on Form 10-KSB
                  for the fiscal year ended December
                  31, 1992.

          (b)     Restated Articles of Incorporation,
                  filed November 1, 1991,
                  incorporated by reference to the
                  Annual Report on Form 10-K for the
                  fiscal year ended December 31,
                  1991.

          (c)     Articles of Amendment to Articles
                  of Incorporation filed June 29,
                  1992 incorporated by reference to
                  the Annual Report on Form 10-KSB
                  for the fiscal year ended December
                  31, 1992.

   4.     Instruments Defining the Rights of Holders Including
          Indentures.

          (a)     Statement of Designation, Voting
                  Powers, Preferences, and Rights of
                  the Series C Preferred Stock of
                  Grease Monkey Holding Corporation
                  incorporated by reference to the
                  Annual Report on Form 10-KSB for
                  the fiscal year ended December 31,
                  1993.

   10.    Material Contracts.

          (a)     1986 Incentive Stock Option Plan,
                  incorporated by reference to the
                  Annual Report on Form 10-KSB for
                  the fiscal year ended December 31,
                  1993.

          (b)     1993 Incentive Stock Option Plan,
                  incorporated by reference to the
                  Annual Report on Form 10-KSB for
                  the fiscal year ended December 31,
                  1994.

          (c)     1994 Stock Incentive Plan,
                  incorporated by reference to the
                  Annual Report on Form 10-KSB for
                  the fiscal year ended December 31,
                  1994.

          (d)     Lease Agreement dated August 20,
                  1991, between Clarmont Enterprises,
                  Inc., and Grease Monkey
                  International, Inc., incorporated
                  by reference to the Annual Report
                  on Form 10-K for the fiscal year
                  ended December 31, 1991.

          (e)     Amendment Number One dated May 5,
                  1993, to Lease Agreement dated
                  August 20, 1991, between Venture
                  West Investments Limited (f.k.a.
                  Clarmont Enterprises, Inc.) and
                  Grease Monkey International, Inc.,
                  incorporated by reference to the
                  Annual Report on Form 10-KSB for
                  the fiscal year ended December 31,
                  1994.

          (f)     Loan Documents for $2,400,000 line
                  of credit, incorporated by
                  reference to the Quarterly report
                  on Form 10-QSB for the period ended
                  June 30, 1995.

          (g)     License Agreement dated July 10,
                  1989, between Grease Monkey
                  International, Inc., and Compania
                  Espanola de Petroleos, S.A. (also
                  known as "CEPSA"), of Madrid,
                  Spain, incorporated by reference to
                  the Current Report on Form 8-K
                  dated July 10, 1989.

          (h)     Loan documents from Preferred Risk
                  Loan for $200,000 incorporated by
                  reference to the Annual Report on
                  Form 10-K for the fiscal year ended
                  December 31, 1989:
                   1.  Construction Loan Agreement
                   2.  Promissory Note
                   3.  Promissory Note Clarification
                   4.  Deed of Trust
                   5.  Assignment of Rents
                   6.  Estoppel Certificate
                   7.  Quaker State Guaranty
                   8.  Guaranty Agreement by
                       Quaker State for benefit
                       of Preferred Risk

          (i)      Current form of Grease Monkey
                   Franchise Agreement in effect since
                   April 28, 1994, incorporated by
                   reference to the Annual Report on
                   Form 10-KSB for the fiscal year
                   ended December 31, 1994.

          (j)      Mobil Oil Company Supply Contract
                   dated February 24, 1993, for Center
                   #234 (similar contract form used
                   for all centers), incorporated by
                   reference to Annual Report on Form
                   10-KSB for the fiscal year ended
                   December 31, 1992.

          (k)      Form of Seattle Grease Monkey
                   Limited Partnership Purchase
                   Agreement incorporated by reference
                   to the Annual Report on Form 10-KSB
                   for the fiscal year ended December
                   31, 1993.

          11.      Statement Re:  Computation of Per Share Earnings

          21.      Subsidiaries of the Registrant

                   (a)   Grease Monkey International, Inc.,
                         incorporated in the State of
                         Colorado (100% owned).

                   (b)   GM Properties, Inc., incorporated
                         in the State of Colorado (100%
                         owned).

          23.      Consent of Experts and Counsel.

                   (a)  Consent of KPMG Peat Marwick LLP.

          27.      Financial Data Schedule

(b)       Reports on Form 8-K.

          No Reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                 SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Dated:  March 26, 1996

                                            GREASE MONKEY HOLDING CORPORATION,
                                            a Utah corporation

                                            By: /s/ REX L. UTSLER
                                                ------------------------
                                                Rex L. Utsler, President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     DATE                 NAME AND TITLE                  SIGNATURE
- --------------         -----------------------      -----------------------

March 26, 1996         REX L. UTSLER, Chairman      /s/ REX L. UTSLER
                       of the Board and             ------------------------
                       President (Principal         Rex L. Utsler
                       Executive Officer)

March 26, 1996         T. TIMOTHY KERSHISNIK,       /s/ T. TIMOTHY KERSHISNIK
                       Controller, Treasurer and    ------------------------
                       Corporate Secretary          T. Timothy Kershisnik
                       (Principal Financial and
                       Accounting Officer)

March 26, 1996         JERRY D. ARMSTRONG,          /s/ JERRY D. ARMSTRONG
                       Director                     ------------------------
                                                    Jerry D. Armstrong

March 26, 1996         JIM D. BALDWIN, Director     /s/ JIM D. BALDWIN
                                                    ------------------------
                                                    Jim D. Baldwin

March 26, 1996         CORTLANDT S. DIETLER,        /s/ CORTLANDT S. DIETLER,
                       Director                     ------------------------
                                                    Cortlandt S. Dietler

March 26, 1996         WAYNE H. PATTERSON,          /s/ WAYNE H. PATTERSON
                       Director                     ------------------------
                                                    Wayne H. Patterson

March 26, 1996         CHARLES E. STEINBRUECK,      /s/ CHARLES E. STEINBRUECK
                       Director                     ------------------------
                                                    Charles E. Steinbrueck

March 26, 1996         JAMES B. WALLACE,            /s/ JAMES B. WALLACE
                       Director                     ------------------------
                                                    James B. Wallace

March 26, 1996         GEORGE F. WOOD, Director     /s/ GEORGE F. WOOD
                                                    ------------------------
                                                    George F. Wood

                         INDEPENDENT AUDITORS' REPORT




THE BOARD OF DIRECTORS AND STOCKHOLDERS
GREASE MONKEY HOLDING CORPORATION:


We have audited the accompanying consolidated balance sheets of Grease Monkey Holding Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ending December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grease Monkey Holding Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ending December 31, 1995, in conformity with generally accepted accounting principles.



                                       KPMG PEAT MARWICK LLP

Denver, Colorado
March 8, 1996

              GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                                         DECEMBER 31,
                                                                -------------------------
                                                                     1995          1994
                                                                ------------  -----------
Current Assets:
  Cash........................................................  $    385,167      256,631
  Restricted cash including certificates of deposit...........        32,232      465,783
  Accounts receivable, net of allowance for doubtful
   accounts of $399,141 in 1995 and $309,394 in 1994..........     1,123,267      867,062
  Current portion of notes receivable, net of allowance for
   uncollectible amounts (Note C).............................       105,584      134,181
  Current portion of net investment in direct financing
   leases (Note G)............................................       187,195      195,302
  Inventories (Note F)........................................       697,383      733,736
  Prepaid expenses and supplies...............................       155,661      125,027
                                                                ------------  -----------
    TOTAL CURRENT ASSETS......................................     2,686,489    2,777,722
                                                                ------------  -----------
Property and Equipment, at Cost, Pledged (Notes F and G):
  Land........................................................       152,079      152,079
  Buildings (including buildings under
   capital leases)............................................     5,294,542    5,268,460
  Furniture and fixtures......................................       486,648      511,806
  Leasehold improvements......................................       630,073      617,484
  Machinery and equipment.....................................     1,454,289    1,414,961
                                                                ------------  -----------
                                                                   8,017,631    7,964,790
  Less accumulated depreciation and amortization..............    (3,061,632)  (2,680,599)
                                                                ------------  -----------

  NET PROPERTY AND EQUIPMENT                                       4,955,999    5,284,191
                                                                ------------  -----------
Other Assets:
  Net investment in direct financing leases (Note G)..........     3,331,596    3,543,750
  Notes receivable, net of allowance for uncollectible
   amounts (Note C)...........................................        99,036      116,168
  Deferred franchising costs..................................       159,788      198,854
  Goodwill and covenants not to compete, net of accumulated
   amortization of $746,793 in 1995 and $621,855 in 1994......     1,588,348    1,110,152
  Real estate held for sale...................................       173,500      173,500
  Other assets, net of accumulated amortization of $120,713
   in 1995 and $108,147 in 1994..............................        150,877      141,805
                                                                ------------  -----------
    TOTAL OTHER ASSETS                                             5,503,145    5,284,229
                                                                ------------  -----------
                                                                $ 13,145,633   13,346,142
                                                                ------------  -----------
                                                                ------------  -----------


                           (continued on next page)

              GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                         DECEMBER 31,
                                                                ------------------------
                                                                     1995          1994
                                                                -----------   ----------
Current Liabilities:
  Accounts payable............................................  $    773,983      958,023
  Accrued salaries and wages..................................       191,116      176,065
  Other accrued liabilities...................................       218,426      319,351
  Current portion of long-term debt (Note F)..................       420,887      320,315
  Current portion of obligations under capital leases
   (Note G)...................................................       363,209      307,669
  Reserve for litigation award................................          -         298,091
                                                                ------------  -----------
    TOTAL CURRENT LIABILITIES.................................     1,967,621    2,379,514
                                                                ------------  -----------
Long-Term Debt (Note F).......................................     2,223,817    1,465,938

Obligations Under Capital Leases (Note G).....................     6,374,027    6,746,748

Deferred Franchise Sales Revenue..............................       655,553    1,009,663


Stockholders' Equity (Notes I and J):
  Preferred stock, 200,000 shares authorized:
   Series C Preferred stock, issued and outstanding 20,958
    and 22,205 shares in 1995 and 1994, respectively,
    stated value of $100.00...................................     2,095,838    2,220,500
  Common stock, par value $0.03, 10,000,000 shares
    authorized, 4,336,764 and 4,305,359 shares issued and
    outstanding in 1995 and 1994, respectively................       130,103      129,161
  Capital in excess of par value..............................     5,773,248    5,707,382
  Accumulated deficit.........................................    (6,074,574)  (6,312,764)
                                                                ------------  -----------
    TOTAL STOCKHOLDERS' EQUITY................................     1,924,615    1,744,279

Commitments and Contingencies (Notes G and K).................
                                                                ------------  -----------
                                                                $ 13,145,633   13,346,142
                                                                ------------  -----------
                                                                ------------  -----------


              See notes to the consolidated financial statements

              GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         YEARS ENDED DECEMBER 31,
                                                 ----------------------------------------
                                                     1995           1994         1993
                                                 ------------   -----------   -----------
Operating Revenue:
 Royalty fees..................................  $  3,211,716     3,052,044     2,704,929
 Franchise sales - center openings.............       455,110       385,219        59,682
 Product and equipment revenue.................     1,021,730     1,260,055       791,172
 Sales by Company-owned Centers................    12,462,632    12,319,572    14,490,158
 Leasing revenue...............................     1,391,886     1,671,234     1,653,810
 Other.........................................       150,069       130,210        58,248
                                                 ------------   -----------   -----------
                                                   18,693,143    18,818,334    19,757,999
                                                 ------------   -----------   -----------
Operating Expenses:
 Franchise costs - center openings.............        99,771        80,195        23,491
 Product and equipment costs...................       558,546       754,673       394,903
 Company-owned Centers.........................    10,817,307    10,584,850    12,896,712
 Leasing expense...............................     1,401,978     1,588,918     1,527,157
 General and administrative expenses...........     4,110,166     4,375,663     4,492,097
 Provision for credit losses...................       151,800       112,509       133,091
 Depreciation..................................       638,352       619,047       768,792
 Amortization..................................       177,553       152,603       136,402
                                                 ------------   -----------   -----------
                                                   17,955,473    18,268,458    20,372,645
                                                 ------------   -----------   -----------
Operating income (loss)........................       737,670       549,876      (614,646)
                                                 ------------   -----------   -----------
Other income (expense):
 Gain (loss) on sale/disposition of centers....         6,705       (12,792)     (376,148)
 Undeveloped franchise licenses canceled.......        18,075        98,287       243,239
 Interest income...............................        37,845        50,076        55,720
 Interest expense (Note G).....................      (562,105)     (545,881)     (792,475)
                                                 ------------   -----------   -----------
                                                     (499,480)     (410,310)     (869,664)
                                                 ------------   -----------   -----------
Net income (loss)..............................  $    238,190       139,566    (1,484,310)
                                                 ------------   -----------   -----------
                                                 ------------   -----------   -----------
Earnings (loss) per common share...............  $       0.03             *         (0.41)
                                                 ------------   -----------   -----------
                                                 ------------   -----------   -----------
Weighted average shares outstanding............     4,354,680     4,288,946     3,871,927
                                                 ------------   -----------   -----------
                                                 ------------   -----------   -----------

*  Less than $.01 income per share.


              See notes to the consolidated financial statements.

              GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               PREFERRED STOCK                             COMMON STOCK
                                    ------------------------------------  ----------------------------------------------
                                                                                               CAPITAL IN
                                    NUMBER OF              SUBSCRIPTIONS  NUMBER OF             EXCESS OF    ACCUMULATED
                                     SHARES      AMOUNT      RECEIVABLE     SHARES    AMOUNT    PAR VALUE       DEFICIT      TOTAL
                                    ---------  ----------  -------------  ---------  --------  ----------    -----------    -------
Balance at December 31, 1992  . . .  80,000    $  800,000        -        3,741,059  $112,232   4,720,870    (4,968,020)    665,082
Conversion of Series A Preferred
 stock and accumulated unpaid
 dividends of $108,000 to
 common stock . . . . . . . . . . . (80,000)     (800,000)       -          405,357    12,161     787,839           -           -
Subscriptions receivable  . . . . .     -             -      789,000            -         -           -             -       789,000
Issuance of Series B Preferred
 stock subsequently converted to
 Series C Preferred stock . . . . .   9,360       936,000        -              -         -           -             -       936,000
Issuance of common stock upon
 exercise of employee stock
 options. . . . . . . . . . . . . .     -             -          -            3,334       100       6,152           -         6,252
Issuance of common stock pursuant
 to employee benefit plan . . . . .     -             -          -           10,146       304      30,082           -        30,386
Issuance of common stock pursuant
 to cancellation of undeveloped
 franchise licenses . . . . . . . .     -             -          -           99,190     2,976     232,224           -       235,200
Common stock reacquired and
 canceled . . . . . . . . . . . . .     -             -          -           (5,395)     (162)    (11,692)          -       (11,854)
Net loss  . . . . . . . . . . . . .     -             -          -              -         -           -      (1,484,310) (1,484,310)
                                    -------    ----------   --------      ---------  --------   ---------    ----------  ----------
Balance at December 31, 1993  . . .   9,360       936,000    789,000      4,253,691   127,611   5,765,475    (6,452,330)  1,165,756
Issuance of common stock pursuant
 to employee benefit plan . . . . .     -             -          -           12,981       389      29,131           -        29,520
Issuance of Series C Preferred
 stock, net of offering costs . . .  13,000     1,300,000   (789,000)           -         -      (162,100)          -       348,900
Conversion of Series C Preferred
 stock to common stock, including
 payment of accumulated dividends .    (155)      (15,500)       -            6,199       186      14,412           -          (902)
Issuance of common stock, pursuant
 to the cancellation of undeveloped
 franchise licenses . . . . . . . .     -             -          -           11,200       336      19,264           -        19,600
Issuance of common stock upon
 exercise of employee stock
 options. . . . . . . . . . . . . .     -             -          -           30,000       900      60,540           -        61,440
Common stock reacquired and
 canceled . . . . . . . . . . . . .     -             -          -           (8,712)     (261)    (19,340)          -       (19,601)
Net income  . . . . . . . . . . . .     -             -          -              -           -         -         139,566     139,566
                                    -------    ----------   --------      ---------  --------   ---------    ----------  ----------
Balance at December 31, 1994  . . .  22,205     2,220,500        -        4,305,359   129,161   5,707,382    (6,312,764)  1,744,279

                                                       (continued on next page)

              GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

                                               PREFERRED STOCK                             COMMON STOCK
                                    ------------------------------------  ----------------------------------------------
                                                                                               CAPITAL IN
                                    NUMBER OF              SUBSCRIPTIONS  NUMBER OF             EXCESS OF    ACCUMULATED
                                     SHARES      AMOUNT      RECEIVABLE     SHARES    AMOUNT    PAR VALUE       DEFICIT      TOTAL
                                    ---------  ----------  -------------  ---------  --------  ----------    -----------    -------
Balance at December 31, 1994  . . .  22,205     2,220,500        -        4,305,359   129,161   5,707,382    (6,312,764)  1,744,279
Issuance of common stock pursuant
 to employee benefit plan . . . . .    -              -          -           11,542       346      20,682           -        21,028
Conversion of Series C Preferred
 stock to common stock,
 including payment of accumulated
 dividends. . . . . . . . . . . . .  (1,247)     (124,662)       -           49,863     1,496     113,224           -        (9,942)
Offering costs of Series C
 Preferred stock. . . . . . . . . .    -              -          -              -         -        (7,500)          -        (7,500)
Common stock reacquired and
 canceled . . . . . . . . . . . . .    -              -          -          (30,000)     (900)    (60,540)          -       (61,440)
Net income  . . . . . . . . . . . .    -              -          -             -         -          -           238,190     238,190
                                    -------    ----------   --------      ---------  --------   ---------    ----------  ----------
Balance at December 31, 1995  . . .  20,958    $2,095,838        -        4,336,764  $130,103   5,773,248    (6,074,574)  1,924,615
                                    -------    ----------   --------      ---------  --------   ---------    ----------  ----------
                                    -------    ----------   --------      ---------  --------   ---------    ----------  ----------



                             See notes to the consolidated financial statements

                GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   YEARS ENDED DECEMBER 31,
                                            ------------------------------------
                                               1995        1994          1993
                                            ---------    --------     ----------
Cash flows from operating
 activities:
   Net income (loss). . . . . . . . . .     $ 238,190     139,566     (1,484,310)
   Adjustments to reconcile net
    income (loss) to net cash
    provided by (used in) operating
    activities:
      Increase in deferred franchise
       sales revenue. . . . . . . . . .       129,000     493,000        360,600
      Franchise sales revenue
       recognized - center openings . .      (455,110)   (385,219)       (59,682)
      Increase in deferred
       franchising costs. . . . . . . .       (78,130)    (77,272)       (69,399)
      Franchise costs recognized
       - center openings. . . . . . . .        99,771      80,195         23,491
      Provision for credit losses . . .       151,800     112,509        133,091
      Loss realized on retirement
       of property and equipment. . . .        18,130       7,938          5,053
      Depreciation and amortization . .       815,905     771,650        905,194
      Loss (gain) on sale of centers. .        (6,705)     12,792        376,148
      Payments on settlement
       agreement. . . . . . . . . . . .          -       (425,686)           -
      Undeveloped franchise licenses
       canceled . . . . . . . . . . . .       (18,075)    (98,287)      (243,239)
      Interest accrued on litigation
       award. . . . . . . . . . . . . .        20,723      22,081         20,357
      Other, net. . . . . . . . . . . .        17,113     (70,252)       (59,451)

      Change in assets and liabilities:
        Increase in accounts
         receivable . . . . . . . . . .      (422,484)   (279,576)      (234,664)
        Decrease in notes receivable. .        29,150      80,062        140,956
        Decrease (increase) in
         inventories. . . . . . . . . .       (13,513)     76,614        (82,983)
        Decrease (increase) in prepaid
         expenses and supplies. . . . .       (30,634)     71,631       (100,220)
        Decrease in accounts payable. .      (194,363)   (103,493)        (8,870)
        Increase (decrease) in accrued
         salaries and wages and other
         accrued liabilities. . . . . .       (62,370)     32,293         70,246
                                            ---------    --------     ----------

           Net cash provided by (used
            in) operating activities. .     $ 238,398     460,546       (307,682)
                                            ---------    --------     ----------

                             (Continued on next page)

                GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                   YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                               1995        1994          1993
                                            ---------   ---------     ---------
Cash flows from investing activities:
  Principal receipts on direct
   financing leases . . . . . . . . . . .   $ 181,155     204,098       139,901
  Acquisition of centers. . . . . . . . .    (870,388)       -          (58,942)
  Sale of centers . . . . . . . . . . . .     123,233      21,050       147,717
  Capital expenditures. . . . . . . . . .    (218,041)   (252,049)     (268,153)
  Decrease (increase) in other assets . .     (41,925)    (19,315)       25,073
                                            ---------   ---------     ---------

    Net cash used in investing
     activities . . . . . . . . . . . . .    (825,966)    (46,216)      (14,404)
                                            ---------   ---------     ---------

Cash flows from financing
 activities:
  Proceeds from (payments on) notes
   payable to a related party . . . . . .        -       (378,000)      393,000
  Proceeds from long-term debt. . . . . .   1,241,880         -         775,860
  Principal payments on long-term debt. .    (350,372)   (432,403)     (649,495)
  Principal payments on capital lease
   obligations. . . . . . . . . . . . . .    (307,669)   (320,582)     (340,868)
  Issuance of common stock for options
   exercised. . . . . . . . . . . . . . .        -            -           6,252
  Issuance of preferred stock, net of
   offering costs . . . . . . . . . . . .      (7,500)  1,137,900            -
  Payment of accumulated dividends upon
   conversion of preferred stock to
   common stock . . . . . . . . . . . . .      (9,942)       (902)           -
  Settlement of lease obligations . . . .         -       (25,000)      (25,500)
  Decrease (increase) in restricted
   cash . . . . . . . . . . . . . . . . .     149,407    (130,248)       22,305
  Increase (decrease) in lease deposit
   obligations. . . . . . . . . . . . . .         300     (21,560)      (10,861)
                                            ---------   ---------     ---------
    Net cash provided by (used in)
     financing activities . . . . . . . .     716,104    (170,795)      170,693
                                            ---------   ---------     ---------
Net increase (decrease) in cash . . . . .     128,536     243,535      (151,393)

Cash, beginning of year . . . . . . . . .     256,631      13,096       164,489
                                            ---------   ---------     ---------

Cash, end of year . . . . . . . . . . . .   $ 385,167     256,631        13,096
                                            ---------   ---------     ---------
                                            ---------   ---------     ---------

Supplemental disclosures of cash flow
 information -
    Cash paid during the year for
     interest . . . . . . . . . . . . . .   $ 955,889   1,002,206     1,190,963
                                            ---------   ---------     ---------
                                            ---------   ---------     ---------

                              (Continued on next page)

                GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

Supplemental Schedule of Non-cash Investing and Financing Activities:

      During the year ended December 31, 1995, there were the following non-cash transactions: the Company issued 11,542 shares of stock at an average value of $1.82 per share in accordance with its matching requirement under the Company's 401(k) plan; $11,612 of lease deposits were applied to past due accounts receivable, and $312,144 of restricted cash was released to fund a previously recorded litigation award. Additional non-cash transactions included: the refranchising of three centers, whereby the Company received $41,993 of notes receivable; $40,000 of liabilities were assumed by the purchaser; the Company assumed liabilities of $5,000; and franchise fee revenue was recognized in the amount of $28,000. In addition, the Company assumed operations of a franchised center, resulting in a direct financing lease being canceled and a capital lease building being recorded in the amount of $184,524.

      During the year ended December 31, 1994, there were the following non-cash transactions: the Company issued 12,981 shares of stock at an average value of $2.27 per share in accordance with its matching requirement under the Company's 401(k) plan; a franchisee applied the cancellation of 8,712 shares of common stock of the Company, at a market value of $2.25 per share, to his accounts receivable and notes receivable balances; the Company's debt of $354,381 was assumed by a third party in exchange for amounts owed the Company of $354,914; and the Company, three franchisees, and one landlord entered into transactions which relieved the Company of capital lease obligations of $842,737, reduced direct financing lease receivables by $618,725, increased long-term debt by $170,000 and resulted in a net gain of $29,012. Additional non-cash transactions included: the refranchising of one center, whereby the Company received $37,351 of notes receivable; $14,263 of liabilities were assumed by the purchaser; and $4,793 of undeveloped licenses net of deferred franchise costs were applied. In addition, the Company reacquired one center whereby $59,201 of receivables were applied.

      During the year ended December 31, 1993, there were the following non-cash transactions: the Company issued 10,146 shares of stock at an average value of $2.99 per share in accordance with its matching requirement under the Company's 401(k) plan; a franchise license in the amount of $7,782 net of deferred franchising costs of $2,641 was canceled and applied to a franchisee's accounts receivable balance; the Series A Preferred stock including $108,000 of accumulated dividends was converted to 405,357 shares of common stock at a conversion price of $2.24 per share; a franchisee applied the cancellation of 4,978 shares of common stock of the Company, at a market value of $2.13 per share, to his accounts receivable balance; a lawsuit was settled with the receipt of a $37,332 note receivable and the cancellation of 417 shares of common stock in exchange for receivables of the same amount; a note payable to a related party in the amount of $300,000 was exchanged for 3,000 shares of Series B Preferred stock; and the Company issued 6,360 shares of Series B Preferred stock to acquire that portion of the Seattle Grease Monkey Limited Partnership which it did not previously own. The Company valued the approximately 69% interest acquired and the shares issued at $636,000. Additional non-cash transactions included: the refranchising of seven centers, whereby the Company received $42,956 of notes

                         (continued on next page)

             GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (CONTINUED)

receivable; $287,250 of liabilities were assumed by the purchaser; net rent concessions of $56,981 were granted, and franchise fee revenue was recognized in the amount of $92,700.
In addition, the Company reacquired five centers whereby $118,099 of receivables were applied, and $213,478 of liabilities were assumed by the Company. In addition, capital lease obligations assumed related to the acquisition of centers totaled $410,000 and direct financing leases recorded related to the refranchising of centers totaled $841,745. The Company also entered into a capital lease obligation for an additional Center which opened in 1994 in the amount of $192,431.

              See notes to the consolidated financial statements.
                                    F-10

GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   DESCRIPTION OF BUSINESS

     In 1980 Grease Monkey Holding Corporation (GMHC) acquired all of the issued and outstanding common stock of Grease Monkey International, Inc.
(GMI), which operates, leases, manages and franchises automotive quick-service preventive fluid maintenance centers (Grease Monkey Centers or Centers). In 1987 GMHC established a wholly-owned subsidiary, GM Properties, Inc. (GMP), for the purpose of acquiring (purchasing or leasing) real estate, which in turn is leased to GMI franchisees. The three companies, collectively are referred to as the "Company".

     Grease Monkey Centers provide the automobile user with convenient preventive fluid maintenance services. In about ten minutes, without an appointment, Grease Monkey service technicians change the oil, install a new oil filter, lubricate the chassis, adjust tire pressure, wash windows and vacuum the interior of an automobile. At the same time, all fluid levels are checked and topped off if necessary. Grease Monkey Centers also offer transmission fluid changes, differential fluid changes, radiator flushes, air conditioning recharges, automotive light bulb replacement, and oil additive packages, and will replace air filters and install new wiper blades.

     The principal markets in which Grease Monkey operates include twenty-six states and Mexico with concentrations in California, Colorado, Iowa, Indiana, North Carolina, New Jersey, Ohio, Pennsylvania, South Carolina, Texas, Virginia and Washington.

     The following table summarizes the number of Grease Monkey Centers in operation during the last three fiscal years:

                                                              December 31,
                                                          --------------------
                                                          1995    1994    1993
                                                          ----    ----    ----
Franchised Grease Monkey Centers.........................  181     176     162

Company-owned Grease Monkey Centers......................   29      29      32
                                                          ----    ----    ----
Total Grease Monkey Centers in operation at year end.....  210     205     194
                                                          ----    ----    ----
                                                          ----    ----    ----


Included in Franchised Grease Monkey Centers are sixteen centers in 1995, nine centers in 1994 and one center in 1993 located in Mexico.

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION -- The consolidated financial statements include the accounts of GMHC, its wholly-owned subsidiaries, and the Seattle Grease Monkey Limited Partnership (SGMLP) (a Colorado limited partnership in which the Company had a 31% interest) until August 26, 1993, when the Company acquired the remaining interests from the limited partners (see Note E). All significant intercompany balances and transactions have been eliminated.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     RESTRICTED CASH - Included in restricted cash at December 31, 1995 and 1994, is a certificate of deposit pledged to secure long-term debt with a balance of $32,000 and $31,000, respectively. Included in restricted cash at December 31, 1994, is a money market account securing a bond related to a judgment against the Company with a balance of $309,000 and a certificate of deposit for $120,000 securing a letter of credit.

     INVENTORIES - Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market. Inventories consist primarily of automotive service products and promotional materials.

    NET INVESTMENT IN DIRECT FINANCING LEASES AND OBLIGATIONS UNDER CAPITAL LEASES - The Company has entered into leasing arrangements with franchisees of Grease Monkey Centers. In some cases, the Company leases the property from an outside party and, in turn, subleases the property to the franchisee. Certain of these leases and subleases meet the criteria of capitalized leases and direct financing leases. In addition, the Company leases buildings at certain Company-owned Grease Monkey Centers. Certain of these leases are capital leases. Capital leases are recorded at the lesser of the building's fair market value at the inception of the lease or the net present value of the minimum lease payments.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

       Buildings accounted for as
        capitalized leases......... term of the lease (generally 15 to 20 years)
       Buildings................... 20 years
       Furniture and fixtures...... 10 years
       Leasehold improvements...... term of the lease (generally 15 to 20 years)
       Machinery and equipment..... 5 to 10 years

     INTANGIBLE ASSETS - The cost of Grease Monkey Centers acquired in excess of the fair value of tangible assets acquired at the date of acquisition is recorded as goodwill and covenants not to compete. Goodwill is amortized on a straight-line basis over the remaining term of the underlying lease (15-20 years). The covenants not to compete are amortized on a straight-line basis over the period of the agreements.

     MARKETING COSTS - The Company participates in various advertising and marketing programs, individually and in conjunction with product suppliers. Certain of the Company's costs incurred in connection with these programs are reimbursed. All costs related to marketing and advertising are expensed in the period incurred.

     AREA DEVELOPMENT FEES, INITIAL FRANCHISE FEES AND RELATED FRANCHISE COSTS - Prior to April 1988, the Company entered into area development agreements which granted franchisees the exclusive right to develop and operate specific numbers of Grease Monkey Centers within territories for a fee. The agreements further provided for a license fee for each Grease Monkey Center. The area development fee, the license fee and initial franchise fees are deferred and recognized as franchise sales when the Grease Monkey Centers open. Incremental development costs are deferred, but not in excess of the deferred revenue, net of the estimated cost to open the Grease Monkey Center, and are expensed when the revenue is recognized.

     ROYALTY FEES - Royalties as allowed by the franchise agreement are accrued on a percentage of gross sales (ranging from 3% to 5%) as reported by franchisees.

     Based upon many factors, including the age of amounts owed the Company, the extent of collateralization, and historical performance, the Company may place certain financially troubled franchisees on a non-accrual status. During 1995, approximately $171,000 ($133,000 in 1994 and $159,000 in 1993)
in estimated royalty revenue was not recognized as a result of the non-accrual policy. The Company actively pursues collection of all receivables, including receivables that are not recognized as income until collected.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS - The allowance for doubtful accounts is maintained at amounts the Company deems adequate to cover estimated losses on accounts and notes receivable. In determining the level to be maintained, the Company evaluates many factors including the franchisees' ability to pay, historical performance, the collateral value of the franchisees' Centers and any undeveloped franchises owned by the franchisee, and prevailing and anticipated economic conditions. In the opinion of the Company, the allowances are adequate to absorb reasonably foreseeable losses. Charge-offs to the allowances are made when accounts and notes receivable are considered uncollectible.

     COMPANY-OWNED CENTERS - At December 31, 1995, the Company owned 29 Grease Monkey Centers. The combined revenue and expenses (excluding depreciation and amortization) for those Grease Monkey Centers operated by the Company are reported on the Consolidated Statements of Operations as Company-owned Centers.

     INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES (Statement 109). Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     EARNINGS (LOSS) PER SHARE - Primary earnings (loss) per share is determined based on the number of common and common equivalent shares outstanding and is adjusted for the assumed conversion of shares issuable upon exercise of options and warrants, after the assumed repurchase of common shares with the related proceeds. Earnings (loss) per share for all periods was computed after reduction for preferred stock dividends ($126,632 in 1995, $121,202 in 1994 and $91,541 in 1993). The assumed conversion of preferred stock was anti-dilutive in 1995, 1994 and 1993.

     RECLASSIFICATIONS - Certain amounts in the 1993 and 1994 financial statements have been reclassed to conform to the 1995 presentation.

C.   NOTES RECEIVABLE

Notes Receivable consist of the following:

                                                                           DECEMBER 31
                                                                     -----------------------
                                                                        1995         1994
                                                                     -----------   ---------
     Notes receivable from franchisees. Interest ranging from
       6% to 9.75% at December 31, 1995.  Due in
       monthly installments of approximately $5,300
       including interest (maturities range through May
       2002). Generally collateralized by franchise rights
       and property and equipment of Grease Monkey
       Centers....................................................   $   191,401     214,560
     Notes receivable from franchisees.  Due in monthly
       installments of approximately $2,400 and a balloon
       payment in January 1996 of approximately $36,500
       (maturities range through December 1998).
       Unsecured..................................................        64,315      18,791
     Other notes receivable.  Both interest and non-interest
       bearing with maturities ranging through May 1997...........        35,533     100,237
                                                                     -----------   ---------
                                                                         291,249     333,588
     Less allowance for uncollectible amounts.....................       (86,629)    (83,239)

     Less current portion.........................................      (105,584)   (134,181)
                                                                     -----------   ---------
                                                                     $    99,036     116,168
                                                                     -----------   ---------
                                                                     -----------   ---------

Maturities of notes receivable (excluding the allowance for uncollectible amounts) are as follows:

 Year Ended
December 31,
- ------------
  1996.......................................  $  129,187
  1997.......................................      45,558
  1998.......................................      38,275
  1999.......................................      30,906
  2000.......................................      15,475
  Thereafter.................................      31,848
                                               ----------
                                               $  291,249
                                               ----------
                                               ----------


D.   ACQUISITIONS

     During 1995, the Company acquired one Grease Monkey Center from a franchisee for total consideration of $870,388.

     During 1994, the Company acquired one Grease Monkey Center from a franchisee. The Company foreclosed on amounts due the Company and received a note receivable resulting in total consideration of $59,201 for the Center.

     During 1993, the Company acquired five Grease Monkey Centers from franchisees. The Company foreclosed on amounts due the Company and acquired three Grease Monkey Centers for total consideration of $573,881, including the cancellation of receivables, assumption of liabilities, and the assumption of a capital lease on one of the Centers. The assets of the two other Grease Monkey Centers were acquired from the franchisees for total consideration of $226,638, including the acquisition of two buildings in exchange for two notes payable, and the payment of cash, cancellation of receivables and assumption of liabilities.

     The results of operations of the Grease Monkey Centers acquired are included in the accompanying consolidated financial statements from the date of acquisition.

E.   MANAGED LIMITED PARTNERSHIP

     The Company was the general partner of SGMLP which was formed in April 1988 for the purpose of developing, owning and operating Grease Monkey Centers in Seattle. SGMLP capital was raised through the sale of limited partnership interests. The capital accounts of the limited partners had been reduced to zero as a result of losses. Thus, the Company had recorded all of the losses of the partnership since the second quarter of 1991. On August 26, 1993, the Company issued shares of preferred stock to acquire that portion of SGMLP which it did not previously own and the partnership was dissolved. The Company valued the approximately 69% interest acquired and the shares issued at $636,000.

F.   LONG-TERM DEBT

Long-term debt consists of the following:

                                                                           DECEMBER 31,
                                                                     ------------------------
                                                                        1995          1994
                                                                     -----------   ----------
Notes payable under a line of credit of $2,400,000 with
 interest at 9%, maturing in June 2005 secured by
 assignment of leases and lubrication equipment at Grease
 Monkey Centers....................................................  $ 1,572,878      424,695

Notes payable to oil suppliers which are non-interest bearing and amortized based on product purchases, maturing at
 various times through August 2003, secured by lubrication
 equipment at Grease Monkey Centers having a net book
 value of $190,855.................................................      416,742      523,286

Notes payable with interest rates ranging from 8.5% to 13%,
 maturing at various times through November 1999,
 including a balloon payment of $93,582 in August 1997,
 secured by mortgages on real property and lubrication
 equipment having a net book value of $829,025, additional
 collateral consists of a $32,000 certificate of deposit held in
 escrow............................................................      386,031      458,557

Notes payable with interest rates ranging from 8.75% to
 11.5%, maturing at various times through August 1998,
 secured by assets at Grease Monkey Centers having a net
 book value of $485,402............................................      165,137      223,852
Other long-term debt...............................................      103,916      155,863
                                                                     -----------   ----------
                                                                       2,644,704    1,786,253

Less current portion...............................................     (420,887)    (320,315)
                                                                     -----------   ----------
                                                                     $ 2,223,817    1,465,938
                                                                     -----------   ----------
                                                                     -----------   ----------

Aggregate maturities of long-term debt as of December 31, 1995, are as follows:


Year Ended
December 31,
- ------------
1996.................  $   420,887
1997.................      528,055
1998.................      315,602
1999.................      294,559
2000.................      233,884
Thereafter...........      851,717
                       -----------
                       $ 2,644,704
                       -----------
                       -----------

G.   LEASES

     The Company is a party to a number of leases, as described below.

     As lessee, the Company leases certain Grease Monkey Center sites, automobiles and office space under operating lease agreements. Lease terms range from one to twenty years. The Company pays the property taxes, insurance, and maintenance costs related to the leased property where applicable. Rent expense under operating leases was $2,274,542 for 1995, $2,379,746 for 1994 and $2,470,261 for 1993.

     The Company also leases additional Grease Monkey Center sites under capital lease agreements. These sites are either subleased to franchisees or operated as Company-owned Centers. The typical lease period is 15 to 20 years and some leases contain renewal options. These leases are accounted for as capital leases and are capitalized using interest rates appropriate at the inception of each lease.

     As lessor, the Company subleases 26 Grease Monkey Center sites to franchisees. The typical sublease period is coincident with the primary lease term, and some leases contain renewal options. The franchisees pay the property taxes, insurance and maintenance costs related to the leased property. Certain of the subleases are accounted for as direct financing leases. In those cases where the Company subleases only land, or the lease or sublease does not meet the criteria for capitalization, the sublease is accounted for as an operating lease.

     The Company has guaranteed leases for some of its franchisees. At December 31, 1995, the aggregate contingent liability under the lease guarantees amounted to approximately $1,532,000.

     Future minimum commitments under leasing arrangements for Grease Monkey Centers at December 31, 1995, are as follows:

                                         PAYABLE AS LESSEE         RECEIVABLE AS LESSOR
                                         -----------------         --------------------
     YEARS ENDED                       CAPITAL      OPERATING      CAPITAL      OPERATING
     DECEMBER 31,                      LEASES        LEASES        LEASES        LEASES
     -----------                       -------      ---------      ---------     ----------
1996.................................  $1,114,302     2,294,567      580,684      1,267,084
1997.................................   1,150,018     2,173,748      604,682      1,155,024
1998.................................   1,183,927     1,958,970      618,129        920,823
1999.................................   1,114,293     1,829,725      589,754        823,343
2000.................................   1,102,700     1,776,612      590,075        837,672
Thereafter...........................   6,294,178     8,970,632    3,097,294      4,000,636
                                       ----------    ----------    ---------      ---------
Total minimum commitments............  11,959,418    19,004,254    6,080,618      9,004,582
                                                     ----------                   ---------
                                                     ----------                   ---------
Less portion representing interest...  (5,222,182)                (2,561,827)
                                       ----------                 ----------
Present value of net minimum
 commitments.........................   6,737,236                  3,518,791
 Less current portion................    (363,209)                  (187,195)
                                       ----------                  ---------
Non-current portion..................  $6,374,027                  3,331,596
                                       ----------                  ---------
                                       ----------                  ---------


     Amounts capitalized for Centers under capital leases are included in buildings (primarily representing Company Centers) and as the net investment in direct financing leases (representing centers subleased to franchisees). The following is a summary of Grease Monkey Centers under capital leases included in buildings:

                                               DECEMBER 31,
                                         -------------------------
                                           1995            1994
                                         ----------      ---------
Buildings.............................   $3,466,964      3,517,440
Less accumulated depreciation.........   (1,141,482)    (1,009,081)
                                         ----------      ---------
                                         $2,325,482      2,508,359
                                         ----------      ---------
                                         ----------      ---------


     Interest expense attributable to leases for centers subleased to franchisees is included in leasing expense in the accompanying financial statements. Interest expense attributable to capital leases of Company Centers is included in interest expense in the accompanying financial statements and amounted to $360,783, $383,429 and $577,976 in 1995, 1994 and
1993, respectively.

     The Company leases its office space and training facility under a lease expiring in June 1998. Rent under the lease is approximately $18,000 per month.

H.   INCOME TAXES

     In 1995 and 1994, deferred income taxes that would otherwise have been provided for were offset by recognizing the benefit of a portion of the existing net deferred tax assets and reducing the valuation allowance by $116,000 in 1995 and $87,000 in 1994. No deferred income tax benefit was recognized in 1993 for the net loss incurred due to the uncertainty of realization.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994, are presented below:

                                                                           DECEMBER 31,
                                                                    -------------------------
                                                                       1995            1994
                                                                    -----------    ----------
Deferred tax assets:
  Accounts receivable, principally due to the allowance for
    doubtful accounts.............................................. $    96,000        71,000
  Property and equipment, principally due to differences in basis
    and depreciation...............................................     407,000       341,000
  Goodwill.........................................................     182,000       154,000
  Real estate held for sale, principally due to differences in
    basis..........................................................     106,000       106,000
  Deferred franchise sales revenue, due to deferral for financial
    reporting purposes.............................................     246,000       379,000
  Net operating loss carry-forwards................................   1,481,000     1,595,000
                                                                    -----------    ----------
    Total gross deferred tax assets................................   2,518,000     2,646,000
    Less valuation allowance.......................................  (2,447,000)   (2,563,000)
                                                                    -----------    ----------
    Net deferred tax assets........................................      71,000        83,000
                                                                    -----------    ----------
Deferred tax liabilities:
  Deferred franchising costs, due to deferral for financial
    reporting purposes.............................................     (60,000)      (74,000)
  Other............................................................     (11,000)       (9,000)
                                                                    -----------    ----------
    Total gross deferred tax liabilities...........................     (71,000)      (83,000)
                                                                    -----------    ----------
    Net deferred tax liability..................................... $      -             -
                                                                    -----------    ----------
                                                                    -----------    ----------


     The valuation allowance as of December 31, 1995 and 1994 represents deferred tax assets that, based on the Company's history and uncertainty regarding the timing of recognition, may not be realized.

     The Company has net operating loss carry-forwards at December 31, 1995, of approximately $3,900,000 for income tax purposes. As a result of change in control of the Company in March of 1991, approximately $900,000 of the net operating loss carry-forward is subject to limitations. The Company is limited to utilizing approximately $50,000 of such carry-forward annually.

     The Company had deducted approximately $1,692,000 related to the exercise of non-qualified stock options through December 31, 1995, which is included in the net operating loss carry-forward for income tax purposes. If the $1,692,000 in deductions are realized, the tax benefit will be credited to capital in excess of par value.

I.   STOCKHOLDERS' EQUITY

     On August 5, 1991, the Company issued warrants to First of September Corporation to purchase 500,000 shares of its common stock for $1.50 per share. In exchange, First of September Corporation provided the Company with a $750,000 line of credit which was repaid on March 23, 1994, and canceled. The warrants were to expire on August 4, 1996, but were extended in March 1996 by the Board of Directors to August 4, 1998.

     Between December 1992 and May 1993, the Company made an offer to certain Grease Monkey franchisees to cancel undeveloped franchise rights in exchange for stock. During December, 1992, two franchisees (representing six licenses) accepted the offer for which the Company issued 13,689 shares of its common stock valued at $2.25 per share. During the first nine months of 1993, 26 franchisees (representing 41 licenses) accepted the offer for which the Company issued 99,190 shares of its common stock valued at $2.25, $3.75, and $4.00 per share, depending on the date the offer was accepted.

     On August 26, 1993, the Company issued 6,360 shares of Series B
Preferred stock to acquire that portion of the Seattle Grease Monkey Limited Partnership which it did not previously own (Note E). Also, on August 26, 1993, a note payable to First of September Corporation in the amount of $300,000 was exchanged for 3,000 shares of Series B Preferred stock. All Series B Preferred stock has been subsequently converted to Series C
Preferred stock. The Series C, 6% cumulative, Preferred stock is redeemable at the option of the Company upon 60 days prior written notice after December 31, 1996. At the option of the holder, at any time prior to the close of business on the redemption date, each share of Series C Preferred stock, plus any accumulated unpaid dividends, may be converted into shares of common stock at a conversion price of $2.50 per share of common stock. In December of 1994, 155 shares of Series C Preferred stock were converted into 6,199 shares of common stock and related dividends of $902 were paid in cash.
During 1995, 1,247 shares of Series C Preferred stock were converted into 49,863 shares of common stock and related dividends of $9,942 were paid in cash. As of December 31, 1995, accumulated unpaid dividends totaled $256,531.

     On February 28, 1994 and March 15, 1994, the Company issued 13,000 shares of Series C Preferred stock for $1,300,000, of which $789,000 was subscribed to as of December 31, 1993.

     In 1992 the Company adopted an employee deferred compensation 401(k) plan and agreed to match employee contributions to this plan in an amount equal to 50% of the employees' contribution, up to a maximum of 6% of the employees' compensation. The Company's contribution is paid with its common stock valued at the quoted market price on the date of the contribution. During 1995, 1994 and 1993, the Company contributed 11,542, 12,981 and 10,146 shares to this plan at an average of $1.82, $2.27 and $2.99 per share, respectively.

     In 1986 and 1993, the Company adopted incentive stock option plans which provide for the grant of options for the purchase of shares of the Company's common stock to officers and employees on terms and conditions determined by the Option Committee. Options are granted at an exercise price equal to market value on the date of the grant, are exercisable immediately, expire five years from the date of the grant, and expire upon termination of employment. The 1986 plan reserved 66,667 shares and the 1993 plan reserved 300,000 shares for grant under the Plan.

     In 1994, the Company adopted a stock incentive plan which provides for the grant of stock options, the award of cash or stock bonuses and the award of stock appreciation rights. The grants under the plan may be made to officers, directors, consultants and employees of the Company by the Option Committee. The Option Committee determines the time or times when options granted become exercisable, the period within which the options are exercisable and the price per share at which the options are exercisable, provided, however, that no option will be exercisable for more than ten years after it is granted and the exercise price must be at least 100% of the fair market value of the Company's common stock on the date of the grant. The 1994 plan reserved 500,000 shares for grant or awards under the plan.

     The following is the status of options granted under the 1986, 1993 and 1994 plans, all of which are exercisable at December 31, 1995:

                                    SHARES     OPTIONS         OPTION PRICES
                                   RESERVED   OUTSTANDING        PER SHARE
                                   ---------  -----------      --------------
Balances at December 31, 1993.....  363,333      42,035       $ 1.88 - $ 2.44

 Additional shares reserved.......  500,000        -

 Granted..........................     -        332,000       $ 2.06 - $ 2.53

 Exercised........................  (30,000)    (30,000)      $ 1.88 - $ 2.44

 Canceled.........................     -        (52,268)      $ 1.88 - $ 2.53
                                    -------    --------
Balances at December 31, 1994.....  833,333     291,767       $ 1.88 - $ 2.53

 Granted..........................     -        577,666       $ 1.59 - $ 2.22

 Canceled (1).....................     -       (332,767)      $ 1.75 - $ 2.53
                                    -------    --------
Balances at December 31, 1995.....  833,333     536,666       $ 1.59 - $ 2.22
                                    -------    --------
                                    -------    --------


(1) Includes 291,666 of previously granted options with exercise prices of $1.88 to $2.53 per share, which were canceled and a corresponding number of options granted at $1.75 per share.

J.   RELATED PARTY TRANSACTIONS

     During 1993 the Company borrowed an additional $393,000 on a working capital line of credit provided by First of September Corporation. On August 26, 1993, the Company issued 3,000 shares of Series B Preferred stock in satisfaction of $300,000 of the obligation. On March 23, 1994, the outstanding balance of $378,000 was paid off and the line of credit was canceled. During 1994 and 1993, the Company paid interest to First of September of $6,711 and $27,526, respectively.

K.   LITIGATION

     The Company is a party to legal proceedings including claims by franchisees against the Company that arise in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material effect on the financial condition, results of operations, or cash flows of the Company.

                                 EXHIBIT INDEX

EXHIBIT NO.                      DOCUMENT                  PAGE
- -----------                      --------                  ----
    3.        Articles of Incorporation and Bylaws.

              (a)   Bylaws, as amended through March 4,
                    1991, incorporated by reference to
                    the Annual Report on Form 10-KSB
                    for the fiscal year ended December
                    31, 1992.                               N/A

              (b)   Restated Articles of Incorporation,
                    filed November 1, 1991,
                    incorporated by reference to the
                    Annual Report on Form 10-K for the
                    fiscal year ended December 31,
                    1991.                                   N/A

              (c)   Articles of Amendment to Articles
                    of Incorporation filed June 29,
                    1992 incorporated by reference to
                    the Annual Report on Form 10-KSB
                    for the fiscal year ended December
                    31, 1992.                               N/A

    4.   Instruments Defining the Rights of Holders Including Indentures.

              (a)   Statement of Designation, Voting
                    Powers, Preferences, and Rights of
                    the Series C Preferred Stock of
                    Grease Monkey Holding Corporation
                    incorporated by reference to the
                    Annual Report on Form 10-KSB for
                    the fiscal year ended December 31,
                    1993.                                   N/A

   10.   Material Contracts.

              (a)   1986 Incentive Stock Option Plan,
                    incorporated by reference to the
                    Annual Report on Form 10-KSB for
                    the fiscal year ended December 31,
                    1993.                                   N/A

              (b)   1993 Incentive Stock Option Plan,
                    incorporated by reference to the
                    Annual Report on Form 10-KSB for
                    the fiscal year ended December 31,
                    1994.                                   N/A

              (c)   1994 Stock Incentive Plan,
                    incorporated by reference to the
                    Annual Report on Form 10-KSB for
                    the fiscal year ended December 31,
                    1994.                                   N/A

              (d)   Lease Agreement dated August 20,
                    1991, between Clarmont Enterprises,
                    Inc., and Grease Monkey
                    International, Inc., incorporated
                    by reference to the Annual Report
                    on Form 10-K for the fiscal year
                    ended December 31, 1991.                N/A

              (e)   Amendment Number One dated May 5,
                    1993, to Lease Agreement dated
                    August 20, 1991, between Venture
                    West Investments Limited (f.k.a.
                    Clarmont Enterprises, Inc.) and
                    Grease Monkey International, Inc.,
                    incorporated by reference to the
                    Annual Report on form 10-KSB for
                    the fiscal year ended December 31,
                    1994.                                   N/A

              (f)   Loan Documents for $2,400,000 line
                    of credit, incorporated by
                    reference to the Quarterly report
                    on Form 10-QSB for the period ended
                    June 30, 1995.                          N/A

              (g)   License Agreement dated July 10,
                    1989, between Grease Monkey
                    International, Inc., and Compania
                    Espanola de Petroleos, S.A. (also
                    known as "CEPSA"), of Madrid,
                    Spain, incorporated by reference to
                    the Current Report on Form 8-K
                    dated July 10, 1989.                    N/A

              (h)   Loan documents from Preferred Risk
                    Loan for $200,000 incorporated by
                    reference to the Annual Report on
                    Form 10-K for the fiscal year ended
                    December 31, 1989:                      N/A
                    1. Construction Loan Agreement
                    2. Promissory Note
                    3. Promissory Note Clarification
                    4. Deed of Trust
                    5. Assignment of Rents
                    6. Estoppel Certificate
                    7. Quaker State Guaranty
                    8. Guaranty Agreement by
                       Quaker State for benefit
                       of Preferred Risk

              (i)   Current form of Grease Monkey
                    Franchise Agreement in effect since
                    April 28, 1994, incorporated by
                    reference to the Annual Report on
                    Form 10-K for the fiscal year ended
                    December 31, 1994.                      N/A

              (j)   Mobil Oil Company Supply Contract
                    dated February 24, 1993, for Center
                    #234 (similar contract form used
                    for all centers), incorporated by
                    reference to Annual Report on Form
                    10-KSB for the fiscal year ended
                    December 31, 1992.                      N/A

              (k)   Form of Seattle Grease Monkey
                    Limited Partnership Purchase
                    Agreement incorporated by reference
                    to the Annual Report on Form 10-KSB
                    for the fiscal year ended December
                    31, 1993.                               N/A

    11.   Statement Re:  Computation of Per Share Earnings   --

    21.   Subsidiaries of the Registrant

              (a)   Grease Monkey International, Inc.,
                    incorporated in the State of
                    Colorado (100% owned).

              (b)   GM Properties, Inc., incorporated
                    in the State of Colorado (100%
                    owned).


    23.   Consent of Experts and Counsel.

              (a)   Consent of KPMG Peat Marwick LLP.        --

    27.   Financial Data Schedule                            --