Form 10QSB
period 1996-03-31
GREASE MONKEY HOLDING CORP
filed 1996-05-15
CIK 350179

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB


     (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1996

                                OR

    (  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT
           For the transition period from ____ to ____

                  Commission File Number 0-9812


                GREASE MONKEY HOLDING CORPORATION
          (Name of small business issuer in its charter)

          Utah                                87-0321320
  (State or other jurisdiction   (IRS Employer Identification Number)
of incorporation or organization)

                 216 16th Street Mall, Suite 1100
                     Denver, Colorado  80202
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

                                             OUTSTANDING AT
                    CLASS                    APRIL 30, 1996
    Common Stock, $0.03 par value           4,359,888 shares

Transitional Small Business Disclosure Format          Yes       No  X

               GREASE MONKEY HOLDING CORPORATION

                 Commission File Number:  0-9812

                   Quarter Ended March 31, 1996


                           FORM 10-QSB

                  Part I   FINANCIAL INFORMATION



 Consolidated Statements of Operations. . . . . . .     Page 1

 Consolidated Balance Sheets. . . . . . . . . . . .     Page 2

 Consolidated Statements of Stockholders' Equity. .     Page 4

 Consolidated Statements of Cash Flows. . . . . . .     Page 5

 Notes to Consolidated Financial Statements . . . .     Page 8

 Management's Discussion and Analysis or Plan . . .
   of Operation . . . . . . . . . . . . . . . . . .     Page 10


                   Part II   OTHER INFORMATION


 Legal Proceedings. . . . . . . . . . . . . . . . .     Page 15

 Exhibits and Reports on Form 8-K . . . . . . . . .     Page 15

 Signatures . . . . . . . . . . . . . . . . . . . .     Page 16

            GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   THREE MONTHS ENDED
                                                         MARCH 31,
                                                   ------------------
                                                    1996        1995
                                                   ------      ------

Operating Revenue:
  Royalty fees                                 $   751,142     788,405
  Franchise sales - center openings                  -         157,000
  Product and equipment revenue                    171,975     362,936
  Sales by Company-owned Centers                 3,285,272   2,846,681
  Leasing revenue                                  357,558     348,773
  Other                                             67,242      67,356
                                               -----------   ---------

                                                 4,633,189   4,571,151
                                               -----------   ---------

Operating Expenses:
  Franchise costs - center openings                   -         28,784
  Product and equipment costs                       56,759     242,357
  Company-owned Centers                          2,848,499   2,579,719
  Leasing expense                                  354,440     350,311
  General and administrative expenses            1,090,133   1,000,590
  Provision for credit losses                       30,000      22,500
  Depreciation                                     156,947     159,804
  Amortization                                      47,510      38,832
                                               -----------   ---------

                                                 4,584,288   4,422,897
                                               -----------   ---------

Operating income (loss)                             48,901     148,254
                                               -----------   ---------
Other income (expense):
  Gain (loss) on sale/disposition of centers       (33,119)    (27,659)
  Undeveloped franchise licenses canceled            -           4,000
  Interest income                                    3,018       9,642
  Interest expense                                (140,840)   (123,776)
                                               -----------   ---------
                                                  (170,941)   (137,793)
                                               -----------   ---------
Net income (loss)                               $ (122,040)     10,461
                                               -----------   ---------
                                               -----------   ---------

Earnings (loss) per common share                $    (0.04)       *
                                               -----------   ---------
                                               -----------   ---------

Weighted average shares outstanding              4,344,959   4,334,176
                                               -----------   ---------
                                               -----------   ---------


* Less than $.01 per share.



                                  (UNAUDITED)
                                       1

            GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS





                                                    MARCH 31,  DECEMBER 31,
                                                      1996         1995
                                                    ---------    --------
ASSETS

Current Assets:
  Cash                                             $  441,139        385,167
  Restricted cash including certificates of
    deposit                                            34,385         32,232
  Accounts receivable, net of allowance for
    doubtful accounts of $312,823 at March 31,
    1996, and $399,141 at December 31, 1995           990,366      1,123,267
  Current portion of notes receivable,
    net of allowance for uncollectible amounts         82,712        105,584
  Current portion of net investment
    in direct financing leases                        189,554        187,195
  Inventories                                         788,022        697,383
  Prepaid expenses and supplies                       179,227        155,661
                                                   ----------     ----------
    TOTAL CURRENT ASSETS                            2,705,405      2,686,489
                                                   ----------     ----------
Property and Equipment, at Cost, Pledged:
  Land                                                152,079        152,079
  Buildings (including buildings under capital
   leases)                                          5,770,443      5,294,542
  Furniture and fixtures                              542,390        486,648
  Leasehold improvements                              618,198        630,073
  Machinery and equipment                           1,623,657      1,454,289
                                                   ----------     ----------
                                                    8,706,767      8,017,631
  Less accumulated depreciation and
    amortization                                   (3,076,005)    (3,061,632)
                                                   ----------     ----------
    NET PROPERTY AND EQUIPMENT                      5,630,762      4,955,999
                                                   ----------     ----------
Other Assets:
  Net investment in direct financing leases         3,554,516      3,331,596
  Notes receivable, net of allowance for
   uncollectible amounts                              301,392         99,036
  Deferred franchising costs                          161,935        159,788
  Goodwill and covenants not to compete, net
    of accumulated amortization of $789,312
    at March 31, 1996, and $746,793 at
    December 31, 1995                               2,600,985      1,588,348
  Real estate held for sale                           173,500        173,500
  Other assets, net of accumulated
    amortization of $125,704 at March 31, 1996,
    and $120,713 at December 31, 1995                 132,933        150,877
                                                   ----------     ----------
    TOTAL OTHER ASSETS                              6,925,261      5,503,145
                                                   ----------     ----------
                                                  $15,261,428     13,145,633
                                                   ----------     ----------
                                                   ----------     ----------

                              (UNAUDITED)
                       (continued on next page)
                                   2

          GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS (continued)

                                                  MARCH 31,  DECEMBER 31,
                                                     1996        1995
                                                   --------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                             $  1,041,727     773,983
  Accrued salaries and wages                        195,210     191,116
  Other accrued liabilities                         207,502     218,426
  Current portion of long-term debt                 478,188     420,887
  Current portion of obligations
    under capital leases                            421,062     363,209
                                               ------------  ----------

    TOTAL CURRENT LIABILITIES                     2,343,689   1,967,621
                                               ------------  ----------

Long-term Debt                                    3,256,403   2,223,817

Obligations Under Capital Leases                  7,097,986   6,374,027

Deferred Franchise Sales Revenue                    749,753     655,553

Stockholders' Equity:
  Series C Preferred stock, issued and
   outstanding 20,896 shares and 20,958
   shares at March 31, 1996 and December
   31, 1995, respectively, stated value
   of $100.00                                     2,089,638   2,095,838
  Common stock, par value $.03, 10,000,000
    shares authorized, 4,349,689, and 4,336,764,
    shares issued and outstanding at March 31,
    1996 and December 31, 1995, respectively        130,491     130,103
  Capital in excess of par value                  5,790,082   5,773,248
  Accumulated deficit                            (6,196,614) (6,074,574)
                                               ------------  ----------

      TOTAL STOCKHOLDERS' EQUITY                  1,813,597   1,924,615

  Commitments and Contingencies
                                               ------------  ----------
                                                $15,261,428  13,145,633
                                               ------------  ----------
                                               ------------  ----------


                                (UNAUDITED)
                                     3

         GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                     PREFERRED STOCK               COMMON STOCK
                                  --------------------    --------------------------------
                                                                                CAPITAL IN
                                  NUMBER OF               NUMBER OF              EXCESS OF   ACCUMULATED
                                   SHARES      AMOUNT      SHARES      AMOUNT    PAR VALUE      DEFICIT      TOTAL
                                  ---------    ------     ---------    ------   ----------   -----------     -----
Balance at December 31, 1994        22,205   $2,220,500   4,305,359   $129,161   5,707,382   (6,312,764)   1,744,279
Issuance of common stock
 pursuant to employee benefit
 plan                                 -           -          11,542        346      20,682       -           21,028
Conversion of Series C Preferred
 stock to common stock, including
 payment of accumulated dividends   (1,247)   (124,662)      49,863      1,496     113,224       -           (9,942)
Offering costs of Series C
 Preferred stock                      -           -            -         -          (7,500)      -           (7,500)
Common stock reacquired and
  canceled                            -           -         (30,000)     (900)     (60,540)      -           (61,440)
Net income                            -           -            -         -            -         238,190      238,190
                                   -------   ---------    ---------   -------    ---------    ----------   ---------
Balance at December 31, 1995        20,958   2,095,838    4,336,764   130,103    5,773,248   (6,074,574)   1,924,615
Issuance of common stock pursuant
 to employee benefit plan             -           -          10,445       314       11,437       -            11,751
Conversion of Series C Preferred
 stock to common stock, including
 payment of accumulated dividends     (62)      (6,200)        2,480        74        5,397       -             (729)
Net loss                              -           -            -          -           -        (122,040)    (122,040)
                                   -------   ---------    ---------   -------    ---------    ----------   ---------
Balance at March 31, 1996          20,896   $2,089,638     4,349,689  $130,491    5,790,082  (6,196,614)   1,813,597
                                   -------   ---------    ---------   -------    ---------    ----------   ---------
                                   -------   ---------    ---------   -------    ---------    ----------   ---------


                                     (UNAUDITED)
                                          4

          GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


                                                 THREE MONTHS ENDED
                                                     MARCH 31,
                                                ---------------------
                                                1996             1995
                                             ----------        --------
Cash flows from operating activities:

  Net income (loss)                           $(122,040)         10,461

  Adjustments to reconcile net
   income (loss) to net cash
   provided by (used in) operating
   activities:
     Increase in deferred franchise
      sales revenue                             175,200          30,000
 Franchise sales revenue recognized-
  center openings                                  -           (157,000)
 Increase in deferred franchising costs         (17,999)        (20,530)
 Franchise costs recognized - center
  openings                                         -             28,784
 Provision for credit losses                     30,000          22,500
 Net loss realized on retirement of
  property and equipment                           -             11,132
 Depreciation and amortization                  204,457         198,636
 Loss on sale of centers                         30,619          27,659
 Undeveloped franchise licenses canceled           -             (4,000)
 Interest on litigation award                      -              5,621
 Other, net                                     (25,458)            149
 Change in assets and liabilities:
   Increase in accounts receivable             (255,297)       (189,459)
   (Increase) decrease in notes
     receivable                                 (26,521)         12,542
   (Increase) decrease in inventories           (42,836)         17,106
   Increase in prepaid expenses and supplies    (23,566)        (48,152)
   (Decrease) increase in accounts payable      225,097        (161,735)
   (Decrease) increase in accrued
    salaries and wages and other liabilities     (7,962)         22,381
                                             ----------        --------
      Net cash provided by (used in)
        operating activities                  $ 143,694        (193,905)
                                             ----------        --------

                                  (UNAUDITED)
                           (continued on next page)
                                       5

          GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


                                                   THREE MONTHS ENDED
                                                         MARCH 31,
                                                ------------------------
                                                    1996         1995
                                                ----------     ---------

Cash flows from investing activities:
  Principal receipts on direct financing
   leases                                       $   44,757       44,595
  Acquisition of centers                          (394,389)       -
  Sale of centers                                   21,673        -
  Capital expenditures                            (110,299)     (29,992)
  (Increase) decrease in other assets               12,954       (9,286)
                                                ----------     --------
        Net cash provided by (used in)
          investing activities                    (425,304)       5,317
                                                ----------     --------

Cash flows from financing activities:
  Proceeds from long-term debt                     522,000        -
  Principal payments on long-term debt            (112,614)     (82,517)
  Principal payments on capital lease
    obligations                                    (78,922)     (72,232)
  Payment of accumulated dividends
    upon conversion of preferred stock
     to common stock                                  (729)      (8,700)
  Decrease (increase) in restricted cash            (2,153)     155,154
  Increase in lease deposit obligations             10,000        2,500
                                                ----------     --------

        Net cash provided by (used in)
          financing activities                     337,582       (5,795)
                                                ----------     --------

Net increase (decrease) in cash                     55,972     (194,383)

Cash, beginning of period                          385,167      256,631
                                                ----------     --------

Cash, end of period                             $  441,139       62,248
                                                ----------     --------
                                                ----------     --------

Supplemental disclosures of cash flow
  information -
    Cash paid during the period for interest    $  249,968      218,459
                                                ----------     --------
                                                ----------     --------

                            (UNAUDITED)
                     (continued on next page)
                                 6

          GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental Schedule of Non-cash Investing and Financing Activities:

The following table sets forth, by period, the amount and nature of amounts paid and received for the acquisition/purchase and foreclosure and sale (refranchising) of Company-owned Centers.

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                              --------------------------
                                                 1996             1995
                                              ---------          -------

Acquisitions/Purchases and Foreclosures:
  Number of Centers acquired/purchased                 2           *
                                              ----------        --------
                                              ----------        --------
  Number of Centers foreclosed                         4           *
                                              ----------        --------
                                              ----------        --------
  Receivables applied (net of related
   allowance)                                 $  181,929
  Liabilities assumed                          1,195,513
  Cash paid                                      394,389
                                              ----------
  Cost of assets acquired                     $1,771,831
                                              ----------
                                              ----------

Sales:
  Number of Centers refranchised                       2             1
                                              ----------        --------
                                              ----------        --------
  Cash received                               $   21,673           -
  Notes received                                   -             5,500
  Liabilities assumed by purchaser                19,500           -
  (Gain) Loss on sale                             30,619        27,659
  Operating/Marketing subsidies granted
   purchaser                                     (49,750)          -
  Franchise fee revenue                           28,000           -
  Franchise costs                                 (5,000)       (7,500)
                                              ----------        --------
  Net book value of centers refranchised      $   45,042        25,659
                                              ----------        --------
                                              ----------        --------


* There were no acquisitions/purchases or foreclosures in the first quarter of 1995.

     During the quarters ended March 31, 1996 and 1995, non-cash transactions consisted of the Company issuing 10,445 and 2,701 shares of common stock at an average value of $1.13 and $2.12 per share respectively, in accordance with its matching requirement under the Company's 401(k) plan. Other non-cash transactions during the first quarter of 1996 included: a settlement agreement with a franchisee, who owned two centers, whereby, $109,439 of net receivables, ($7,000) of lease deposits and one undeveloped license of ($16,312), were exchanged for a note receivable of $86,127 upon the sale of the centers to a new franchisee; and a direct financing lease and the related capital lease obligation of $368,000 were recorded upon the opening of a new center.

                                (UNAUDITED)
                                     7

       GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month periods ended March 31, 1996 and March 31, 1995, (b) the financial position at March 31, 1996, (c) the statements of cash flows for the three-month periods ended March 31, 1996 and 1995, and (d) the changes in stockholders' equity for the three- month period ended March 31, 1996, have been made.

2. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 29, 1996.

3. The results for the three-month period ended March 31, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year of 1996.

4. STOCKHOLDERS' EQUITY

   The Company's Series C, 6% cumulative, preferred stock is redeemable at the option of the Company upon 60 days prior written notice after December 31, 1996. At the option of the holder, at any time prior to the close of business on the redemption date, each share of Series C Preferred stock, plus any accumulated unpaid dividends, may be converted into shares of common stock at a conversion price of $2.50 per share of common stock. On March 31, 1996, accumulated unpaid dividends totaled $287,104.

The Company has an employee deferred compensation 401(k) plan and matches employee contributions to this plan in an amount equal to 50% of the employees' contribution, up to a maximum of 6% of the employees' compensation. The Company's contribution is paid with its $0.03 par value common stock (net of forfeitures) valued at market on the date of the contribution. During the first quarter of 1996 and 1995, the Company contributed 10,445 and 2,701 shares to this plan at an average of $1.13 and $2.12 per share, respectively.

5.   EARNINGS (LOSS) PER SHARE
Primary earnings (loss) per share is determined based on the number of common and common equivalent shares outstanding and is adjusted for the assumed conversion of shares issuable upon exercise of options and warrants, after the assumed repurchase of common shares with the related proceeds (anti-dilutive for the periods presented). Earnings
(loss) per share for all periods was computed after reduction for preferred stock dividends ($31,303 in 1996 and $31,873 in 1995). The assumed conversion of preferred stock was also anti-dilutive.

                           (continued)
                                8

        GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

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

     The Company is a party to legal proceedings including claims by franchisees against the Company that arise in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material effect on the financial condition, results of operations or cash flows of the Company.

7.   NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (SFAS 121) was issued in March 1995, by the Financial Accounting Standards Board. It requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 by the Company in the first quarter of 1996 did not have an effect on the Company's financial statements.

     Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123), was issued by the Financial Accounting Standards Board in October 1995. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. This statement defines a fair value based method of accounting for employee stock option or similar equity instruments, and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures on net income and, if presented, earning per share, as if the fair value based method of accounting defined by SFAS 123 had been applied. The Company adopted SFAS 123 in the first quarter of 1996 and elected to continue accounting for its equity instruments using the accounting prescribed by Opinion
     25. The Company will include the disclosures required by SFAS 123 in the Company's 1996 annual report.

        GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

     The Company reported a net loss of ($122,040) for the first quarter of 1996, as compared to net income of $10,461 for the first quarter of 1995.

     Total revenue increased by $62,038 (1%) for the first quarter of 1996, compared to the first quarter of 1995. The increase is due primarily to an increase in Company-owned Center revenue of $438,591, offset by decreases in franchise sales - center openings revenue of $157,000; product and equipment revenue of $190,961 and royalty revenue of $37,263.

     Royalty fees are a percentage of gross sales paid monthly by all franchised Grease Monkey Centers. Royalty fee revenue for the first quarter of 1996 decreased by 5% over the first quarter of 1995 to $751,142. This decrease is due to the termination of sixteen mature franchise centers between 1995 and 1996. Based upon many factors, including the age of amounts owed the Company, the extent of collateralization, and historical performance, the Company may place certain financially troubled franchisees on a non-accrual status. For the first quarter of 1996, estimated royalties of $30,350 were not accrued under this policy, compared to $33,025 for the first three months of 1995. The Company has a royalty rebate program for franchisees under which eligible franchisees can receive a rebate of royalties paid. The rebate accrued under this program for the quarter ended March 31, 1996, was $60,927 as compared to $52,569 for the quarter ended March 31, 1995. The rebate is recorded as a reduction of royalty revenue. The royalty rebate program is not a requirement of the franchise agreement. Continuation of the program is reviewed by management on an annual basis.
The 1996 Royalty Rebate Program runs through December 31, 1996.

     Six franchise centers were opened in the first quarter of 1995 (including one refranchised center which was previously closed) and franchise sales revenue of $157,000 was recognized. Franchise sales revenue represents initial payments received by the Company from buyers of its franchise licenses. The fee is recognized as revenue when the related franchise opens for business.

     At March 31, 1996, the Company operated 33 Centers as compared to 29 centers at March 31, 1995. For the first quarter of 1996 the Company reported an operating margin (Company-owned Center sales less expenses excluding interest, depreciation and amortization) of $436,773 on revenue of $3,285,272 at Company-owned Centers, as compared to an operating margin of $266,962 on revenue of $2,846,681 for the same quarter last year. These results represent an increase of 15% in revenue and 64% in operating margin.

     On a same center basis, those Company-owned Centers operated continuously over the period January 1, 1995 through March 31, 1996, representing 25 centers, had an operating margin of $340,710 on revenue of $2,704,130 for the first quarter of 1996, as compared to first

                           (continued)

        GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                               (continued)

quarter 1995 results of an operating margin of $256,482 on revenue of $2,562,317. These results represent an increase of 6% in revenue and 33% in operating margin.

     In the first quarter of 1996 the Company realized marketing allowances and gross margins on product and equipment sales of $115,216, as compared to $120,579 in the first quarter of 1995. Product and equipment revenue represents the sale of fluid dispensing equipment and other supplies to franchisees, and marketing allowances related to the sale of oil filters, air filters, oil additives, and certain other products.

     General and administrative expenses for the first quarter of 1996 increased by 9% as compared to the first quarter of 1995. The primary factors causing this variance include increases in litigation legal fees, franchise sales and advertising expenses and general and administrative expenses at the Company-owned Center Division, as well as a real estate settlement. These increases were offset by a reduction in losses realized on the write-off of obsolete assets and decreases in franchise development and legal expenses.

                           (continued)

          GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                              (continued)

   The following schedule summarizes the activity with regard to Grease Monkey Company-owned Centers as well as Grease Monkey franchised centers for the quarters ended March 31, 1996 and 1995.

                                                    THREE MONTHS ENDED:
                                  ----------------------------------------------------------------------
                                            MARCH 31, 1996                        MARCH 31, 1995
                                  --------------------------------      --------------------------------
                                  COMPANY     FRANCHISEE                COMPANY     FRANCHISEE
                                   OWNED        OWNED        TOTAL       OWNED        OWNED        TOTAL
                                   -----        -----        -----       -----        -----        -----
Centers open, beginning              29          181          210          29          176          205
Centers opened (A)                    1            -            1           -            6            6
Centers purchased                     2           (2)           -           -            -            -
Centers sold                         (2)           2            -           -            -            -
Centers terminated or closed (B)      -           (3)          (3)          -           (4)          (4)
Centers reacquired                    4           (4)           -           -            -            -
                                   -----        -----        -----       -----        -----        -----
Centers open, ending (C)             34           174         208          29          178          207
                                   -----        -----        -----       -----        -----        -----
                                   -----        -----        -----       -----        -----        -----
Vehicles serviced (000's)                                     695                                   694
                                                             -----                                 -----
                                                             -----                                 -----
Franchise licenses issued (D)                                   9                                     1
                                                             -----                                 -----
                                                             -----                                 -----
Undeveloped franchise licenses (E)                             48                                    52
                                                             -----                                 -----
                                                             -----                                 -----
Franchise applications outstanding (E)                         18                                    27
                                                             -----                                 -----
                                                             -----                                 -----
Franchise license/application fees
received (F)                                             $175,200                               $30,000
                                                         ---------                              --------
                                                         ---------                              --------


(A) 1995 includes one refranchised center which was previously closed. 1996 includes one franchised center which was involved in a settlement with GMI which resulted in GMI assuming possession of the Center in April 1996 and thus no franchise revenue was recognized.
(B) 1995 includes one center which was deidentified by the franchisee in January 1995; subsequently, the Company acquired the center on May 1, 1995.
(C) Includes 16 franchised centers in Mexico in 1996 and 12 franchised centers in Mexico in 1995.
(D)  Represents the number of licenses issued during the period.
(E) Represents the number of licenses/applications outstanding at March 31.
(F) Represents amounts received for franchise licenses/applications during the period.

                           (continued)

        GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                           (continued)


LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES

     During April 1995, the Company entered into two agreements with a motor oil supplier - a Loan Agreement and a Fast Lube Supply Agreement. Under the Loan Agreement, a $2,400,000 line of credit was established. All loans drawn under this line accrue interest at 9% per annum and are repaid in quarterly installments over a ten year period from date of disbursement. The line is secured by the assignment of leases and lubrication equipment of certain Company-owned Centers. As of March 31, 1996, the Company had borrowed approximately $1,900,000 under the line to refinance existing debt with the motor oil supplier, for acquisitions and for working capital. The balance of the funds available under the line are restricted to the acquisition or construction of new fast lube centers. Under the Fast Lube Supply Agreement, the Company is required to purchase at least 85% of the petroleum products for such Centers from the supplier, the Company is required to meet certain minimum annual purchase requirements and the Company is required to feature the supplier's products in such Centers.

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

     The growth of the Grease Monkey system is dependent on the ability of the Company and its franchisees to obtain real estate development capital. Historically, Grease Monkey Centers have been built utilizing build-to-suit services, whereby the land is purchased and the building is constructed to GMI's specifications, then leased to GMI or to a franchisee, by a third party. However, the franchisees have moved toward purchasing and developing the real estate for their own account, thereby creating greater value in their business. Development of GMI- owned Centers will continue to utilize build-to-suit capital for expansion.

                           (continued)

        GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                           (continued)


LIQUIDITY

     Cash provided by operations during the first quarter of 1996 was $143,694 as compared to cash used in operations of ($193,905) in the first quarter of 1995.

     Cash used in investing activities was ($425,304) in the first quarter of 1996, as compared to cash provided by investing activities of $5,317 in the first quarter of 1995. Cash provided in both quarters consisted primarily of receipts on direct financing leases which remained constant over the periods.
 Additional cash was received in the first quarter of 1996 with the refranchising of two Company-owned Centers. Cash used in investing activities for the first quarter of 1996 consisted primarily of cash used to purchase two franchised Centers. Additional cash was used in both quarters for capital expenditures, primarily computer systems and Company Center equipment. Additionally, cash was used in the first quarter of 1996 for the buy-out of leases of automobiles used by field employees.

     Cash provided by financing activities was $337,582 in the first quarter of 1996 as compared to cash used in financing activities of ($5,795) in the first quarter of 1995. Cash provided by financing activities in the first quarter of 1996 consisted primarily of proceeds from long-term debt related to the purchase of automobiles (as described above), an advance from a motor oil supplier, and a draw on a line of credit for the financing of the acquisition of two franchised Centers. Cash provided by financing activities in the first quarter of 1995 consisted primarily of the release of $155,154 of restricted cash to operating cash. Financing activities also included cash used to reduce long-term debt and capital lease obligations of $191,536 in the first quarter of 1996 and $154,749 in the first quarter of 1995.

     The Company does not have any material commitments for capital expenditures. The Company believes it has the capital resources and liquidity necessary to meet all of the obligations, debt maturities, and commitments of the Company during 1996.

                GREASE MONKEY HOLDING CORPORATION

                 COMMISSION FILE NUMBER:  0-9812

                   QUARTER ENDED MARCH 31, 1996

                           FORM 10-QSB

                    PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

     The Company is a party to legal proceedings including claims by franchisees against the Company that arise in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material effect on the financial condition, results of operations or cash flows of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits (numbered in accordance with Item 601 of regulation S-K)

     11.  Statement Re:  Computation of Per Share Earnings
     27.  Financial Data Schedule

(b)  Reports on Form 8-K

     No Reports on Form 8-K were filed during the period covered by this report.

       GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

               COMMISSION FILE NUMBER:     0-9812
                  QUARTER ENDED MARCH 31, 1996
                          FORM 10-QSB


                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GREASE MONKEY HOLDING CORPORATION


                              By: /s/   T. Timothy Kershisnik
                                 ------------------------------------------
                                   T. Timothy Kershisnik
                                   Controller, Treasurer and
                                   Corporate Secretary
                                   (Principal Financial and
                                   Accounting Officer)

Denver, Colorado
May 10, 1996