Form 10-Q
period 1996-06-30
GREASE MONKEY HOLDING CORP
filed 1996-08-13
CIK 350179

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-QSB


               (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30, 1996

                                          OR

               ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                            OF THE SECURITIES EXCHANGE ACT
                     For the transition period from ____ to ____

                            Commission File Number 0-9812


                          GREASE MONKEY HOLDING CORPORATION
                          ---------------------------------
             (Name of small business issuer as specified in its charter)

            Utah                                    87-0321320
- ----------------------------------      ------------------------------------
(State or other jurisdiction            (IRS Employer Identification Number)
of incorporation or organization)

                           216 16th Street Mall, Suite 1100
                               Denver, Colorado  80202
                               -----------------------
                 (Address of principal executive offices)  (Zip Code)


                       Issuer's telephone number (303) 534-1660


Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X       No
                                     ---         ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                   Outstanding at
              Class                                August 1, 1996
    -----------------------------                 ----------------
    Common Stock, $0.03 par value                 4,359,888 shares

Transitional Small Business Disclosure Format     Yes     No  X
                                                      ---    ---

                          GREASE MONKEY HOLDING CORPORATION

                           COMMISSION FILE NUMBER:  0-9812

                             QUARTER ENDED JUNE 30, 1996


                                     FORM 10-QSB

                            PART I   FINANCIAL INFORMATION



     Consolidated Statements of Operations . . . . . . . . . . Page 1

     Consolidated Balance Sheets . . . . . . . . . . . . . . . Page 2

     Consolidated Statements of Stockholders' Equity . . . . . Page 4

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

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . Page 18

                  GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                         JUNE 30,                 JUNE 30,
                                                  ----------------------   ---------------------
                                                     1996        1995        1996        1995
                                                  ----------   ---------   ---------   ---------
Operating Revenue:
  Royalty fees . . . . . . . . . . . . . . . . .  $  813,351     794,031   1,564,493   1,582,436
  Franchise sales - center openings. . . . . . .        -        133,800        -        265,800
  Product and equipment revenue. . . . . . . . .     158,633     276,120     330,608     639,056
  Sales by Company-owned Centers . . . . . . . .   3,778,367   3,129,075   7,063,639   5,975,756
  Leasing revenue. . . . . . . . . . . . . . . .     343,244     347,737     700,802     696,510
  Other. . . . . . . . . . . . . . . . . . . . .      29,154      20,462      96,396      87,818
                                                  ----------   ---------   ---------   ---------

                                                   5,122,749   4,701,225   9,755,938   9,247,376
                                                  ----------   ---------   ---------   ---------

Operating Expenses:
  Franchise costs - center openings. . . . . . .        -         17,425        -         46,209
  Product and equipment costs. . . . . . . . . .      53,957     163,719     110,716     406,076
  Company-owned Centers. . . . . . . . . . . . .   3,256,216   2,711,356   6,104,715   5,291,075
  Leasing expense. . . . . . . . . . . . . . . .     329,730     355,569     684,170     705,880
  General and administrative expenses. . . . . .   1,164,110   1,007,248   2,254,243   2,007,838
  Provision for credit losses. . . . . . . . . .      28,346      42,500      58,346      65,000
  Depreciation . . . . . . . . . . . . . . . . .     180,548     159,997     337,495     319,801
  Amortization . . . . . . . . . . . . . . . . .      69,002      43,890     116,512      82,722
                                                  ----------   ---------   ---------   ---------

                                                   5,081,909   4,501,704   9,666,197   8,924,601
                                                  ----------   ---------   ---------   ---------

Operating income (loss). . . . . . . . . . . . .      40,840     199,521      89,741     322,775
                                                  ----------   ---------   ---------   ---------

Other income (expense):
  Gain (loss) on sale/disposition of centers . .      29,707     (14,182)     (3,412)    (16,841)
  Undeveloped franchise licenses canceled. . . .      27,563        -         27,563       4,000
  Interest income. . . . . . . . . . . . . . . .       6,347      10,069       9,365      19,711
  Interest expense . . . . . . . . . . . . . . .    (176,391)   (145,888)   (317,231)   (269,664)
                                                  ----------   ---------   ---------   ---------
                                                    (112,774)   (150,001)   (283,715)   (262,794)
                                                  ----------   ---------   ---------   ---------

Net income (loss). . . . . . . . . . . . . . . . $   (71,934)     49,520    (193,974)     59,981
                                                  ----------   ---------   ---------   ---------
                                                  ----------   ---------   ---------   ---------

Earnings (loss) per common share . . . . . . . .  $    (0.02)       *          (0.06)       *
                                                  ----------   ---------   ---------   ---------
                                                  ----------   ---------   ---------   ---------

Weighted average shares outstanding. . . . . . .   4,357,310   4,361,256   4,351,135   4,347,790
                                                  ----------   ---------   ---------   ---------
                                                  ----------   ---------   ---------   ---------

* Less than $.01 per share.


                                     (UNAUDITED)

                  GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                                            JUNE 30,   DECEMBER 31,
ASSETS                                                        1996         1995
- ------                                                  -------------  ------------
Current Assets:
  Cash  . . . . . . . . . . . . . . . . . . . . . . . . $     282,402       385,167
  Restricted cash including certificates of
    deposit . . . . . . . . . . . . . . . . . . . . . .        33,507        32,232
  Accounts receivable, net of allowance for
    doubtful accounts of $340,059 at June 30, 1996,
    and $399,141 at December 31, 1995 . . . . . . . . .     1,052,599     1,123,267
  Current portion of notes receivable,
    net of allowance for uncollectible amounts  . . . .       100,258       105,584
  Current portion of net investment
    in direct financing leases  . . . . . . . . . . . .       188,316       187,195
  Inventories . . . . . . . . . . . . . . . . . . . . .       872,551       697,383
  Prepaid expenses and supplies . . . . . . . . . . . .       214,358       155,661
                                                        -------------  ------------

                                                            2,743,991     2,686,489
    TOTAL CURRENT ASSETS  . . . . . . . . . . . . . . . -------------  ------------


Property and Equipment, at Cost, Pledged:
  Land  . . . . . . . . . . . . . . . . . . . . . . . .       152,079       152,079
  Buildings (including buildings under capital leases)      5,951,025     5,294,542
  Furniture and fixtures  . . . . . . . . . . . . . . .       542,597       486,648
  Leasehold improvements  . . . . . . . . . . . . . . .       646,973       630,073
  Machinery and equipment   . . . . . . . . . . . . . .     1,752,028     1,454,289
                                                        -------------  ------------
                                                            9,044,702     8,017,631

  Less accumulated depreciation and
    amortization  . . . . . . . . . . . . . . . . . . .    (3,234,731)   (3,061,632)
                                                        -------------  ------------


    NET PROPERTY AND EQUIPMENT  . . . . . . . . . . . .     5,809,971     4,955,999
                                                        -------------  ------------

Other Assets:
  Net investment in direct financing leases . . . . . .     3,150,138     3,331,596
  Notes receivable, net of allowance for uncollectible
    amounts   . . . . . . . . . . . . . . . . . . . . .       337,274        99,036
  Deferred franchising costs  . . . . . . . . . . . . .       184,739       159,788
  Goodwill and covenants not to compete, net
    of accumulated amortization of $849,643 at June
    30, 1996, and $746,793 at December 31, 1995 . . . .     2,544,800     1,588,348
  Real estate held for sale . . . . . . . . . . . . . .       173,500       173,500
  Other assets, net of accumulated
    amortization of $134,375 at June 30, 1996,
    and $120,713 at December 31, 1995 . . . . . . . . .       126,189       150,877
                                                        -------------  ------------

    TOTAL OTHER ASSETS  . . . . . . . . . . . . . . . .     6,516,640     5,503,145
                                                        -------------  ------------

                                                        $  15,070,602    13,145,633
                                                        -------------  ------------
                                                        -------------  ------------


                                  (UNAUDITED)
                            (continued on next page)
                                      2


               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                            JUNE 30,   DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                          1996         1995
- ------------------------------------                    -------------  ------------
Current Liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . $   1,060,129       773,983
  Accrued salaries and wages  . . . . . . . . . . . . .       186,322       191,116
  Other accrued liabilities . . . . . . . . . . . . . .       212,794       218,426
  Current portion of long-term debt . . . . . . . . . .       511,096       420,887
  Current portion of obligations
    under capital leases  . . . . . . . . . . . . . . .       394,510       363,209
                                                        -------------  ------------

    TOTAL CURRENT LIABILITIES . . . . . . . . . . . . .     2,364,851     1,967,621
                                                        -------------  ------------

Long-term Debt  . . . . . . . . . . . . . . . . . . . .     3,230,396     2,223,817

Obligations Under Capital Leases  . . . . . . . . . . .     6,866,755     6,374,027

Deferred Franchise Sales Revenue  . . . . . . . . . . .       855,463       655,553

Stockholders' Equity:
  Series C Preferred stock, issued and outstanding
   20,896 shares and 20,958 shares at June 30, 1996
   and December 31, 1995, respectively, stated
   value of $100.00 . . . . . . . . . . . . . . . . . .     2,089,638     2,095,838
  Common stock, par value $.03, 20,000,000
    shares authorized, 4,359,888, and 4,336,764,
    shares issued and outstanding at June 30,
    1996 and December 31, 1995, respectively  . . . . .       130,797       130,103
  Capital in excess of par value  . . . . . . . . . . .     5,801,250     5,773,248
  Accumulated deficit . . . . . . . . . . . . . . . . .    (6,268,548)   (6,074,574)
                                                        -------------  ------------

      TOTAL STOCKHOLDERS' EQUITY  . . . . . . . . . . .     1,753,137     1,924,615

  Commitments and Contingencies . . . . . . . . . . . .

                                                        -------------  ------------

                                                        $  15,070,602    13,145,633
                                                        -------------  ------------
                                                        -------------  ------------


                                     (UNAUDITED)

                  GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                Preferred Stock                   Common Stock
                                             ---------------------    -----------------------------------
                                                                                               Capital in
                                             Number of                Number of                Excess of    Accumulated
                                              Shares      Amount       Shares       Amount      Par Value     Deficit        Total
                                             --------    ---------    ---------    ---------    ---------   -----------   ---------
Balance at December 31, 1994 . . . . . . .     22,205   $2,220,500    4,305,359     $129,161    5,707,382   (6,312,764)   1,744,279
Issuance of common stock pursuant to
  employee benefit plan. . . . . . . . . .      -           -            11,542          346       20,682        -           21,028
Conversion of Series C Preferred stock
  to common stock, including payment
  of accumulated dividends . . . . . . . .     (1,247)    (124,662)      49,863        1,496      113,224        -           (9,942)
Offering costs of Series C Preferred
  stock. . . . . . . . . . . . . . . . . .      -           -            -              -          (7,500)       -           (7,500)
Common stock reacquired and
  canceled . . . . . . . . . . . . . . . .      -           -           (30,000)        (900)     (60,540)       -          (61,440)
Net income . . . . . . . . . . . . . . . .      -           -            -              -           -          238,190      238,190
                                             --------    ---------    ---------    ---------    ---------   -----------   ---------
Balance at December 31, 1995 . . . . . . .     20,958    2,095,838    4,336,764      130,103    5,773,248   (6,074,574)   1,924,615
Issuance of common stock pursuant to
  employee benefit plan. . . . . . . . . .      -           -            20,644          620       22,605        -           23,225
Conversion of Series C Preferred stock
  to common stock, including payment
  of accumulated dividends . . . . . . . .        (62)      (6,200)       2,480           74        5,397        -             (729)
Net loss . . . . . . . . . . . . . . . . .      -           -            -              -           -         (193,974)    (193,974)
                                             --------    ---------    ---------    ---------    ---------   -----------   ---------
Balance at June 30, 1996 . . . . . . . . .     20,896   $2,089,638    4,359,888   $  130,797    5,801,250   (6,268,548)   1,753,137
                                             --------    ---------    ---------    ---------    ---------   -----------   ---------
                                             --------    ---------    ---------    ---------    ---------   -----------   ---------

                                                                 (UNAUDITED)

                  GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Six Months Ended
                                                                         June 30,
                                                               ---------------------------
                                                                   1996           1995
                                                               ------------  ------------
Cash flows from operating activities:

  Net income (loss). . . . . . . . . . . . . . . . . . . .   $    (193,974)        59,981
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
     Increase in deferred franchise sales revenue. . . . .         318,800         47,000
     Franchise sales revenue recognized-center openings. .           -           (265,800)
     Increase in deferred franchising costs. . . . . . . .         (51,130)       (52,135)
     Franchise costs recognized - center openings. . . . .           -             46,209
     Provision for credit losses . . . . . . . . . . . . .          58,346         65,000
     Net loss realized on retirement of property and
      equipment. . . . . . . . . . . . . . . . . . . . . .             666         13,636
     Depreciation and amortization . . . . . . . . . . . .         454,007        402,523
     Undeveloped franchise licenses canceled . . . . . . .         (27,563)        (4,000)
     Interest on litigation award. . . . . . . . . . . . .           -             11,453
     (Gain) loss on sale of centers. . . . . . . . . . . .          (5,160)        17,041
     Other, net. . . . . . . . . . . . . . . . . . . . . .         (25,458)          (304)
     Change in assets and liabilities:
      Increase in accounts receivable. . . . . . . . . . .        (348,073)      (206,102)
      (Increase) decrease in notes receivable. . . . . . .         (34,918)        12,635
      (Increase) decrease in inventories . . . . . . . . .        (122,682)        25,158
      Increase in prepaid expenses and supplies. . . . . .         (58,697)       (99,238)
      (Decrease) increase in accounts payable. . . . . . .         346,013       (160,773)
      Decrease in accrued salaries and wages
       and other liabilities . . . . . . . . . . . . . . .         (49,468)        (4,171)
                                                               ------------  ------------

     Net cash provided by (used in)
      operating activities . . . . . . . . . . . . . . . .   $     260,709        (91,887)
                                                               ------------  ------------



                                     (UNAUDITED)
                               (continued on next page)
                                          5

                  GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)




                                                                    Six Months Ended
                                                                         June 30,
                                                               ---------------------------
                                                                   1996           1995
                                                               ------------  ------------
Cash flows from investing activities:
 Principal receipts on direct financing leases . . . . . .   $      85,267         92,286
 Acquisition of centers. . . . . . . . . . . . . . . . . .        (394,389)      (870,388)
 Sale of centers . . . . . . . . . . . . . . . . . . . . .          21,573        123,233
 Capital expenditures. . . . . . . . . . . . . . . . . . .        (217,975)      (135,689)
 (Increase) decrease in other assets . . . . . . . . . . .          11,028        (36,290)
                                                               ------------  ------------

     Net cash used in investing activities . . . . . . . .        (494,496)      (826,848)
                                                               ------------  ------------

Cash flows from financing activities:
 Proceeds from long-term debt. . . . . . . . . . . . . . .         522,000      1,241,880
 Principal payments on long-term debt. . . . . . . . . . .        (229,438)      (145,364)
 Principal payments on capital lease
  obligations. . . . . . . . . . . . . . . . . . . . . . .        (164,035)      (147,093)
 Issuance of preferred stock, net of offering costs. . . .           -             (7,500)
 Payment of accumulated dividends
  upon conversion of preferred stock to common stock . . .            (729)        (9,942)
 Decrease (increase) in restricted cash . . . . . . . . .           (1,276)       110,608
 Increase in lease deposit obligations. . . . . . . . . .            4,500          1,800
                                                               ------------  ------------

     Net cash provided by financing activities . . . . . .         131,022      1,044,389
                                                               ------------  ------------

Net increase (decrease) in cash. . . . . . . . . . . . . .        (102,765)       125,654

Cash, beginning of period. . . . . . . . . . . . . . . . .         385,167        256,631
                                                               ------------  ------------

Cash, end of period. . . . . . . . . . . . . . . . . . . .   $     282,402        382,285
                                                               ------------  ------------
                                                               ------------  ------------

Supplemental disclosures of cash flow
  information -
    Cash paid during the period for interest . . . . . . .   $     528,517        469,567
                                                               ------------  ------------
                                                               ------------  ------------


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

                                                      SIX MONTHS ENDED
                                                          JUNE 30,
                                               -------------------------------
                                                   1996               1995
                                               -----------       ------------
Acquisitions/Purchases and Foreclosures:
  Number of Centers acquired/purchased . . .            2                   1
                                               -----------       ------------
                                               -----------       ------------
  Number of Centers foreclosed . . . . . . .            5                 -
                                               -----------       ------------
                                               -----------       ------------

  Receivables applied (net of related
    allowance) . . . . . . . . . . . . . . . $    251,328                 -
  Liabilities assumed. . . . . . . . . . . .    1,216,724                 -
  Cash paid. . . . . . . . . . . . . . . . .      394,389             870,388
                                               -----------       ------------
  Cost of assets acquired. . . . . . . . . . $  1,862,441             870,388
                                               -----------       ------------
                                               -----------       ------------
Sales:

  Number of Centers refranchised . . . . . .            3                   2
                                               -----------       ------------
                                               -----------       ------------

  Cash received. . . . . . . . . . . . . . . $     21,573             123,233
  Notes received . . . . . . . . . . . . . .      112,232               5,500
  Liabilities assumed by purchaser . . . . .       19,500                 -
  (Gain) Loss on sale. . . . . . . . . . . .       (5,160)             17,041
  Operating/Marketing subsidies granted
    purchaser. . . . . . . . . . . . . . . .      (49,750)                -
  Franchise fee revenue. . . . . . . . . . .       28,000              25,000
  Franchise costs. . . . . . . . . . . . . .       (5,000)             (7,500)
                                               -----------       ------------
  Net book value of centers refranchised . . $    121,395             163,274
                                               -----------       ------------
                                               -----------       ------------


     During the six months ended June 30, 1996 and 1995, non-cash transactions consisted of the Company issuing 20,644 and 6,858 shares of common stock at an average value of $1.13 and $2.20 per share respectively, in accordance with its matching requirement under the Company's 401(k) plan. Other non-cash transactions during the first six months of 1996 included: a settlement agreement with a franchisee, who owned two centers, whereby, $109,439 of net receivables, ($7,000) of lease deposits and one undeveloped license of ($16,312), were exchanged for a note receivable of $86,127 upon the sale of the centers to a new franchisee; and a capital lease obligation of $368,000 was recorded.


                                     (UNAUDITED)

                  GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month and six-month periods ended June 30, 1996 and June 30, 1995, (b) the financial position at June 30, 1996, (c) the statements of cash flows for the six-month periods ended June 30, 1996 and 1995, and (d) the changes in stockholders' equity for the six-month period ended June 30, 1996, have been made.

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

3. The results for the three-month and six-month periods ended June 30, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year of 1996.

4.   STOCKHOLDERS' EQUITY
     On June 11, 1996, at the Annual Meeting of Shareholders, the Company's shareholders voted to amend Article IV of the Company's Articles of Incorporation to increase the authorized shares of Common Stock with a par value of $0.03 per share to 20,000,000 shares.

     The Company's Series C, 6% cumulative, preferred stock is redeemable at the option of the Company upon 60 days prior written notice after December 31, 1996. At the option of the holder, at any time prior to the close of business on the redemption date, each share of Series C Preferred stock, plus any accumulated unpaid dividends, may be converted into shares of common stock at a conversion price of $2.50 per share of common stock. On June 30, 1996, accumulated unpaid dividends totaled $318,363.

     The Company has an employee deferred compensation 401(k) plan and matches employee contributions to this plan in an amount equal to 50% of the employees' contribution, up to a maximum of 6% of the employees' compensation. The Company's contribution is paid with its $0.03 par value common stock (net of forfeitures) valued at market on the date of the contribution. During the first six months of 1996 and 1995, the Company contributed 20,644 and 6,858 shares to this plan at an average of $1.13 and $2.20 per share, respectively.

5.   EARNINGS (LOSS) PER SHARE
     Primary earnings (loss) per share is determined based on the number of common and common equivalent shares outstanding and is adjusted for the assumed conversion of shares issuable upon exercise of options and warrants, after the assumed repurchase of common shares with the related proceeds (anti-dilutive for all periods presented except second quarter of 1995). Earnings

                                     (continued)

                  GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

     (loss) per share for all periods was computed after reduction for preferred stock dividends ($31,259 and $31,367 for the second quarter of 1996 and 1995, respectively, and $62,561 and $63,240 for the first six months of 1996 and 1995, respectively). The assumed conversion of preferred stock was also anti-dilutive.

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

     Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR
     STOCK BASED COMPENSATION (SFAS 123), was issued by the Financial Accounting Standards Board in October 1995. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. This statement defines a fair value based method of accounting for employee stock option or similar equity instruments, and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures on net income and, if presented, earnings per share, as if the fair value based method of accounting defined by SFAS 123 had been applied. The Company adopted SFAS 123 in the first quarter of 1996 and elected to continue accounting for its equity instruments using the accounting prescribed by Opinion 25. The Company will include the disclosures required by SFAS 123 in the Company's 1996 annual report.

                  GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

     The Company reported a loss of ($193,974) for the first half of 1996, as compared to income of $59,981 for the first half of 1995. For the second quarter of 1996, the Company recognized a loss of ($71,934) compared to income of $49,520 for the same quarter in 1995. The losses recorded in 1996 compared to the income recorded in 1995 can be attributed to the lack of center openings combined with increased legal expenses offset by improved margins at Company-owned Centers.

     Total revenue increased by $508,562 (5%) for the first half of 1996, compared to the first half of 1995. Revenue during the second quarter of 1996 increased $421,524 over the same quarter last year, an increase of 9%. The increases are due primarily to an increase in the average number of Company-owned Centers (based on number of months operated). The Company operated twenty-nine centers for the first six months of 1995 compared to thirty-two centers for the first six months of 1996. Averages for the second quarter periods were twenty-nine centers in 1995 and thirty-one centers in 1996. Company-owned Center revenue increased $1,087,883 over the first six months of 1995 and $649,292 over the second quarter of 1995. The increases realized in Company-owned Center revenue were offset by reductions in revenue recognized on the opening of franchised centers, and product and equipment revenue. Revenue related to royalties and marketing allowances remained relatively flat despite decreases in the number of franchised centers.

     Royalty fees are a percentage of gross sales paid monthly by all franchised Grease Monkey Centers. Royalty fee revenue for the first half of 1996 decreased by 1% over the first half of 1995 to $1,564,493. Royalty fee revenue for the second quarter of 1996 increased 2% over the second quarter of 1995 to $813,351. The minor increases and decreases in royalty revenue result from the termination and/or closure of eighteen franchise centers since January 1, 1995, representing an approximate decrease in royalty revenue over the six month reporting period of 1996 as compared to 1995 of $115,000 and a corresponding decrease of approximately $53,000 for the second quarter of 1996 as compared to the second quarter of 1995. These decreases were offset by increased royalty income recognized of approximately $92,000 for the six month period and approximately $42,000 for the second quarter period, as a result of new store openings and the refranchising of Company-owned Centers. Based upon many factors, including the age of amounts owed the Company, the extent of collateralization, and historical performance, the Company may place certain financially troubled franchisees on a non-accrual status. For the first half of 1996, estimated royalties of $61,875 were not accrued under this policy, compared to $80,450 for the first half of 1995. During the second quarter of 1996, estimated royalties of $31,525 were not accrued compared to $47,425 for the second quarter of 1995. The Company has a royalty rebate program for franchisees under which eligible franchisees can receive a rebate of royalties paid. For the first half of 1996, the rebate accrued under this program was $125,715, compared to $116,864 for the first half of 1995. The rebate accrued for the second quarter of 1996, was $64,788, compared to a rebate of $64,295 for the second quarter of 1995. The rebate is recorded as a reduction in royalty revenue.

     The Company did not recognize any franchise sales net revenue during the first six months or second quarter of 1996. Franchise sales net revenue was $219,591 (representing twelve centers) for the first half of 1995. For the second quarter of 1995, franchise sales net revenue was $116,375

                                     (continued)

                  GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

(representing six centers). Franchise sales revenue represents initial one-time payments received by the Company from buyers of its franchises. The fee and any directly related costs are recognized as revenue and expense when the related franchise center opens for business.

     At June 30, 1996, the Company operated 33 centers as compared to 29 centers at June 30, 1995. For the first six months of 1996, the Company reported an operating margin (Company-owned Center sales less expenses, excluding interest, depreciation and amortization) of $958,924 on revenue of $7,063,639 at Company-owned Centers, as compared to an operating margin of $684,681 on revenue of $5,975,756 for the same period last year. These results represent an increase of 18% in revenue and 40% in operating margin. For the second quarters of 1996 and 1995, the Company reported operating margins of $522,151 and $417,719 on revenue of $3,778,367 and $3,129,075 respectively, representing increases in revenue of 21% and operating margin of 25%.

     On a same center basis, those Company-owned Centers operated continuously over the period January 1, 1995 through June 30, 1996, representing 25 centers, had an operating margin of $718,454 on revenue of $5,432,531 for the first quarter of 1996, as compared to first quarter 1995 results of an operating margin of $635,277 on revenue of $5,275,587. These results represent an increase of 3% in revenue and 13% in operating margin. The same center statistics for the second quarter of 1996 and 1995 were operating margins of $377,744 on revenue of $2,728,401 and $378,795 on revenue of $2,713,270, respectively.

     In the first six months of 1996, the Company realized marketing allowances and gross margins on product and equipment sales of $219,892, as compared to $232,980 in the first six months of 1995. In the second quarter of 1996, marketing allowances and gross margins on product and equipment sales were $101,676, as compared to $112,401 in the second quarter of 1995. Product and equipment revenue represents the sale of fluid dispensing equipment and other supplies to franchisees, and marketing allowances relate to the sale of oil filters, air filters, oil additives, and certain other products. The number of center openings in a period impacts product and equipment revenue, thus revenue for 1996 was below that of 1995. The marketing allowances relate to the number of centers open and purchasing product. The loss of the eighteen centers as described above had a minor negative impact on the marketing allowances realized.

     General and administrative expenses for the first six months and second quarter of 1996 increased 12% or $246,405 and 16% or $156,862 as compared to the first six months and second quarter of 1995. The primary factors causing this variance include: increases in litigation legal fees of approximately $130,000 and $78,000 for the six month and second quarter periods, respectively; increases in the general and administrative expenses at the Company-owned Center Division of approximately $36,000 and $23,000 for the six month and second quarter periods, respectively; and increases in franchise sales and advertising expenses of approximately $36,000 and $19,000 for the six month and second quarter periods, respectively. In addition, in the first six months of 1996 a real estate settlement in the amount of $35,000 was incurred.

                                     (continued)

                  GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

     Depreciation and amortization expense for the first six months and second quarter of 1996 increased 13% and 22% respectively over the same periods in 1995. These increases are due to the net addition of four Company-owned Centers during those periods.

     Gain (loss) on sale of centers represents the net results of the refranchising/disposal of Company-owned Centers. When the Company refranchises a center, a franchise license fee is included in the sales price and included in the resulting gain or loss on sale. The loss of ($3,412) for the six months ended June 30, 1996, represents the refranchising of three Company-owned Centers. The loss of ($16,841) for the six months ended June 30, 1995, represents the refranchising of one Company-owned Center, and the refranchising of one closed center.

     In the first half of 1996, the Company recognized $27,563 in franchise sales revenue resulting from license cancellations as compared to $4,000 in the first half of 1995. Franchise sales revenue resulting from license cancellations for the second quarter of 1996 was $27,563. There were no license cancellations in the second quarter of 1995.

     Interest expense includes interest on debt financing and interest recorded on capital leases of Company-owned Centers. The addition of the four Company-owned Centers, as mentioned above, accounts for the increase in interest expense due to additional borrowings to acquire the centers and interest expense related to capital leases entered into.

                                     (continued)

                  GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                     (CONTINUED)

     The following schedule summarizes the activity with regard to Grease Monkey Company-owned Centers as well as Grease Monkey franchised centers for the six-months ended June 30, 1996 and 1995.



                                                           SIX MONTHS ENDED:
                         ------------------------------------------------------------------------------------
                                       JUNE 30, 1996                               JUNE 30, 1995
                         ----------------------------------------   -----------------------------------------
                         COMPANY        FRANCHISEE                    COMPANY       FRANCHISEE
                          OWNED           OWNED           TOTAL        OWNED          OWNED           TOTAL
                         -------        ----------       --------     --------     ------------     ---------
Centers open, beginning          29            181            210             29            176            205

Centers opened (A)                -              1              1              -             12             12

Centers purchased                 2             (2)             -              1              -              1

Centers sold                     (3)             3              -             (1)             1              -

Centers terminated or
  closed (B)                      -             (5)            (5)             -             (5)            (5)

Centers reacquired                5             (5)             -              -              -              -
                          ---------      ---------     ----------     ----------      ---------      ---------
Centers open,
  ending (C)                     33            173            206             29            184            213
                          ---------      ---------     ----------     ----------      ---------      ---------
                          ---------      ---------     ----------     ----------      ---------      ---------

Vehicles serviced
   (000's)                                                  1,414                                        1,442
                                                       ----------                                    ---------
                                                       ----------                                    ---------
Franchise licenses
   issued (D)                                                  16                                            4
                                                       ----------                                    ---------
                                                       ----------                                    ---------
Undeveloped franchise
   licenses (E)                                                51                                           48
                                                       ----------                                    ---------
                                                       ----------                                    ---------
Franchise applications
  outstanding (E)                                              17                                           20
                                                       ----------                                    ---------
                                                       ----------                                    ---------
Franchise license/application
  fees received (F)                                      $318,800                                      $47,000
                                                       ----------                                    ---------
                                                       ----------                                    ---------



(A) 1995 includes one refranchised center which was previously closed. 1996 includes one franchised center which was involved in a settlement with GMI which resulted in GMI assuming possession of the Center in April 1996 and thus no franchise revenue was recognized.
(B) 1995 includes one center which was deidentified by the franchisee in January 1995; subsequently, the Company acquired the center on May 1, 1995.
(C) Includes 16 franchised centers in Mexico in 1996 and 14 franchised centers in Mexico in 1995.
(D)  Represents the number of licenses issued during the period.
(E)  Represents the number of licenses/applications outstanding at June 30.
(F) Represents amounts received for franchise licenses/applications during the period.


                                     (continued)

                  GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES

     During May 1996, the Company entered into a Business Loan Agreement with a major bank. Under the Loan Agreement, a $2,000,000 three year line of credit was established. Loans drawn under the line are restricted to the development of new quick-lube centers. The Company has the right to select an optional interest rate as described in the agreement, however, in no case will the interest rate exceed the bank's reference rate. In exchange for a supply agreement on any centers built utilizing the line of credit, a motor oil supplier agreed to guarantee the line.

     During April 1995, the Company entered into two agreements with a motor oil supplier - a Loan Agreement and a Fast Lube Supply Agreement. Under the Loan Agreement, a $2,400,000 line of credit was established. All loans drawn under this line accrue interest at 9% per annum and are repaid in quarterly installments over a ten year period from date of disbursement. The line is secured by the assignment of leases and lubrication equipment of certain Company-owned Centers. As of June 30, 1996, the Company had drawn approximately $2,056,000 of which $1,900,000 remains outstanding. The balance of the funds available under the line are restricted to the acquisition or construction of new fast lube centers. Under the Fast Lube Supply Agreement, the Company is required to purchase at least 85% of the petroleum products for such Centers from the supplier, the Company is required to meet certain minimum annual purchase requirements and the Company is required to feature the supplier's products in such Centers.

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

                                     (continued)

                  GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                     (CONTINUED)


LIQUIDITY

     Cash provided by operations during the first six months of 1996 was $260,709 as compared to cash used in operations of ($91,887) in the first six months of 1995. The most significant factors contributing to this variance are the sale of franchise licenses and an improved operating margin at Company-owned Centers. As mentioned above, as franchise licenses are sold, the revenue is deferred until the center opens for business. For the first six months, cash collections on franchise sales increased from $47,000 in 1995 to $318,800 in 1996. This increase will result in income in future periods as the Centers open.

     Cash used in investing activities was ($494,496) in the first six months of 1996, as compared to cash used in investing activities of ($826,848) in the first six months of 1995. Cash provided in both quarters consisted primarily of receipts on direct financing leases which remained relatively constant over the periods. Additional cash was received in the first six months of 1996 and 1995 with the refranchising of three and two Company-owned Centers, respectively. Cash used in investing activities for the first six months of 1996 and 1995 consisted primarily of cash used to purchase Centers. Additional cash was used in both quarters for capital expenditures, primarily computer systems and Company Center equipment. Additionally, cash was used in the first six months of 1996 for the buy-out of leases of automobiles used by field employees.

     Cash provided by financing activities was $131,022 in the first six months of 1996 as compared to cash provided by financing activities of $1,044,389 in the first six months of 1995. Cash provided by financing activities in the first six months of 1996 consisted primarily of proceeds from long-term debt related to the purchase of automobiles (as described above), an equipment loan from a motor oil supplier, and a draw on a line of credit for the financing of the acquisition of two franchised Centers. Cash provided by financing activities in the first six months of 1995 consisted primarily of proceeds from long-term debt (related to the facility described previously) of $1,241,880 and the release of $110,608 of restricted cash to operating cash. Financing activities also included cash used to reduce long-term debt and capital lease obligations of $393,473 in the first six months of 1996 and $292,457 in the first six months of 1995.

     The Company does not have any material commitments for capital expenditures. The Company believes it has the capital resources and liquidity necessary to meet all of the obligations, debt maturities, and commitments of the Company during 1996.

                          GREASE MONKEY HOLDING CORPORATION

                           COMMISSION FILE NUMBER:  0-9812

                             QUARTER ENDED JUNE 30, 1996

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On June 11, 1996, the Company held its annual meeting of shareholders. The Company's shareholders elected the following eight persons as directors, each to serve until the next annual meeting of shareholders or until his successor is elected and qualified: Rex L. Utsler, Jerry D. Armstrong, James B. Wallace, George F. Wood, Wayne H. Patterson, Charles E. Steinbrueck, Jim D. Baldwin and Cortlandt S. Dietler. The Company's shareholders also voted to amend Article IV of the Company's Articles of Incorporation to increase the authorized shares of Common Stock with a par value of $0.03 per share to 20,000,000 shares. The number of shares voted for or against each director and the Amendment were as follows:

ELECTION OF DIRECTORS              FOR                 WITHHOLD

Jerry D. Armstrong                 3,473,745           14,694
Jim D. Baldwin                     3,473,425           15,014
Cortlandt S. Dietler               3,473,364           15,075
Wayne H. Patterson                 3,473,358           15,081
Charles E. Steinbrueck             3,473,391           15,048
Rex L. Utsler                      3,473,678           14,761
James B. Wallace                   3,473,866           14,573
George F. Wood                     3,473,317           15,122

Approval to amend Article IV of the Company's Articles of Incorporation to increase the authorized shares of Common Stock with a par value of $0.03 per share to 20,000,000 shares.

FOR            AGAINST             ABSTAIN             NOT VOTED

3,452,423      29,363              6,619                  34

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits (numbered in accordance with Item 601 of regulation S-K)

      3.  Articles of Incorporation and Bylaws.
          (a) Articles of Amendment to the Articles of Incorporation of Grease Monkey Holding Corporation
     11.  Statement Re:  Computation of Per Share Earnings
     27.  Financial Data Schedule

(b)  Reports on Form 8-K

     No Reports on Form 8-K were filed during the period covered by this report.

                  GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                          COMMISSION FILE NUMBER:     0-9812
                             QUARTER ENDED JUNE 30, 1996
                                     FORM 10-QSB


                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GREASE MONKEY HOLDING CORPORATION



                              By:/s/ T. Timothy Kershisnik
                                 ---------------------------------------------
                                 T. Timothy Kershisnik
                                 Controller, Treasurer and
                                 Corporate Secretary
                                 (Principal Financial and
                                 Accounting Officer)

Denver, Colorado
August 9, 1996