Form 10QSB/A
period 1996-06-30
GREASE MONKEY HOLDING CORP
filed 1996-08-16
CIK 350179

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                    FORM 10-QSB/A


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


                                    FORM 10-QSB/A

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

     On a same center basis, those Company-owned Centers operated continuously over the period January 1, 1995 through June 30, 1996, representing 25 centers, had an operating margin of $718,454 on revenue of $5,432,531 for the first six months of 1996, as compared to the first six months of 1995 results of an operating margin of $635,277 on revenue of $5,275,587. These results represent an increase of 3% in revenue and 13% in operating margin. The same center statistics for the second quarter of 1996 and 1995 were operating margins of $377,744 on revenue of $2,728,401 and $378,795 on revenue of $2,713,270, respectively.

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

                                    FORM 10-QSB/A

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

(b)  Reports on Form 8-K

     No Reports on Form 8-K were filed during the period covered by this report.

                  GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                          COMMISSION FILE NUMBER:     0-9812
                             QUARTER ENDED JUNE 30, 1996
                                    FORM 10-QSB/A


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