Form 10QSB
period 1996-09-30
GREASE MONKEY HOLDING CORP
filed 1996-11-12
CIK 350179

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB


            (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996

                                       OR

               ( )    TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
                               OF THE EXCHANGE ACT
                   For the transition period from ____ to ____

                          Commission File Number 0-9812


                        GREASE MONKEY HOLDING CORPORATION
        (Exact name of small business issuer as specified in its charter)

               Utah                                   87-0321320
 ---------------------------------       ------------------------------------
   (State or other jurisdiction          (IRS Employer Identification Number)
 of incorporation or organization)

                        216 16th Street Mall, Suite 1100
                             Denver, Colorado  80202
              ----------------------------------------------------
              (Address of principal executive offices)  (Zip Code)


                    Issuer's telephone number (303) 534-1660


Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X       No
                                   ---        ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                     Outstanding at
                    Class                           November 1, 1996
          -----------------------------             ----------------
          Common Stock, $0.03 par value             4,379,860 shares

Transitional Small Business Disclosure Format          Yes       No  X
                                                          ---       ---

                      GREASE MONKEY HOLDING CORPORATION

                       COMMISSION FILE NUMBER:  0-9812

                      QUARTER ENDED SEPTEMBER 30, 1996


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


     Legal Proceedings . . . . . . . . . . . . . . . . . .  Page 16

     Exhibits and Reports on Form 8-K. . . . . . . . . . .  Page 16

     Signatures. . . . . . . . . . . . . . . . . . . . . .  Page 17

             GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                ------------------------      -------------------------
                                                    1996          1995            1996           1995
                                                ----------    ----------      ----------     ----------
Operating Revenue:
  Royalty fees...............................   $  827,617       833,673       2,392,110      2,416,109
  Franchise sales - center openings..........       75,400        53,000          75,400        318,800
  Product and equipment revenue..............      243,556       191,794         574,164        830,850
  Sales by Company-owned Centers.............    3,817,786     3,423,316      10,881,425      9,399,072
  Leasing revenue............................      361,590       348,555       1,062,392      1,045,065
  Other......................................       19,103        37,825         115,499        125,643
                                                ----------    ----------      ----------     ----------
                                                 5,345,052     4,888,163      15,100,990     14,135,539
                                                ----------    ----------      ----------     ----------
Operating Expenses:
  Franchise costs - center openings..........       20,985        25,709          20,985         71,918
  Product and equipment costs................      130,626        82,834         241,342        488,910
  Company-owned Centers......................    3,216,101     2,859,677       9,320,816      8,150,752
  Leasing expense............................      335,040       351,979       1,019,210      1,057,859
  General and administrative expenses........    1,103,471     1,048,581       3,357,714      3,056,419
  Provision for credit losses................       31,761        36,700          90,107        101,700
  Depreciation...............................      177,236       161,014         514,731        480,815
  Amortization...............................       64,222        47,417         180,734        130,139
                                                ----------    ----------      ----------     ----------
                                                 5,079,442     4,613,911      14,745,639     13,538,512
                                                ----------    ----------      ----------     ----------
Operating income (loss)......................      265,610       274,252         355,351        597,027
                                                ----------    ----------      ----------     ----------
Other income (expense):
  Gain (loss) on sale/disposition of centers.      (76,887)          -           (80,299)       (16,841)
  Undeveloped franchise licenses canceled....          -             -            27,563          4,000
  Interest income............................        7,795        11,494          17,160         31,205
  Interest expense...........................     (166,314)     (150,032)       (483,545)      (419,696)
                                                ----------    ----------      ----------     ----------
                                                  (235,406)     (138,538)       (519,121)      (401,332)
                                                ----------    ----------      ----------     ----------
Net income (loss)............................   $   30,204       135,714        (163,770)       195,695
                                                ----------    ----------      ----------     ----------
                                                ----------    ----------      ----------     ----------
Earnings (loss) per common share (Note 5)....   $        *          0.02           (0.06)          0.02
                                                ----------    ----------      ----------     ----------
                                                ----------    ----------      ----------     ----------
Weighted average shares outstanding..........    4,364,264     4,362,211       4,355,565      4,350,968
                                                ----------    ----------      ----------     ----------
                                                ----------    ----------      ----------     ----------

* Less than $.01 per share.




                                  (UNAUDITED)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                          Sept. 30,      December 31,
                                                             1996           1995
                                                         ------------    ------------
ASSETS
Current Assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . $    590,639         385,167
  Restricted cash including certificates of
    deposit. . . . . . . . . . . . . . . . . . . . . . .       34,455          32,232
  Accounts receivable, net of allowance for
    doubtful accounts of $368,048 at September 30,
    1996, and $399,141 at December 31, 1995. . . . . . .      898,654       1,123,267
  Current portion of notes receivable,
    net of allowance for uncollectible amounts . . . . .      104,396         105,584
  Current portion of net investment
    in direct financing leases . . . . . . . . . . . . .      212,509         187,195
  Inventories. . . . . . . . . . . . . . . . . . . . . .      828,142         697,383
  Prepaid expenses and supplies. . . . . . . . . . . . .      194,849         155,661
                                                         ------------      ----------

      TOTAL CURRENT ASSETS . . . . . . . . . . . . . . .    2,863,644       2,686,489
                                                         ------------      ----------

Property and Equipment, at Cost, Pledged:
  Land . . . . . . . . . . . . . . . . . . . . . . . . .      295,917         152,079
  Buildings (including buildings under capital leases) .    5,704,992       5,294,542
  Furniture and fixtures . . . . . . . . . . . . . . . .      557,865         486,648
  Leasehold improvements . . . . . . . . . . . . . . . .      659,865         630,073
  Machinery and equipment. . . . . . . . . . . . . . . .    1,733,576       1,454,289
                                                         ------------      ----------
                                                            8,952,215       8,017,631

  Less accumulated depreciation and
    amortization . . . . . . . . . . . . . . . . . . . .   (3,364,738)     (3,061,632)
                                                         ------------      ----------

      NET PROPERTY AND EQUIPMENT . . . . . . . . . . . .    5,587,477       4,955,999
                                                         ------------      ----------

Other Assets:
  Net investment in direct financing leases. . . . . . .    3,553,962       3,331,596
  Notes receivable, net of allowance for uncollectible
    amounts. . . . . . . . . . . . . . . . . . . . . . .      336,423          99,036
  Deferred franchising costs . . . . . . . . . . . . . .      194,449         159,788
  Goodwill and covenants not to compete, net
    of accumulated amortization of $907,825 at
    September 30, 1996, and $746,793 at December
    31, 1995 . . . . . . . . . . . . . . . . . . . . . .    2,473,855       1,588,348
  Real estate held for sale. . . . . . . . . . . . . . .      173,500         173,500
  Other assets, net of accumulated
    amortization of $136,892 at September 30, 1996,
    and $120,713 at December 31, 1995. . . . . . . . . .      130,959         150,877
                                                         ------------      ----------

      TOTAL OTHER ASSETS . . . . . . . . . . . . . . . .    6,863,148       5,503,145
                                                         ------------      ----------

                                                         $ 15,314,269      13,145,633
                                                         ------------      ----------
                                                         ------------      ----------

                                  (UNAUDITED)
                           (continued on next page)

              GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                          Sept. 30,      December 31,
                                                             1996           1995
                                                         ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . $    966,592         773,983
  Accrued salaries and wages . . . . . . . . . . . . . .      218,363         191,116
  Other accrued liabilities  . . . . . . . . . . . . . .      343,912         218,426
  Current portion of long-term debt. . . . . . . . . . .      669,741         420,887
  Current portion of obligations
    under capital leases . . . . . . . . . . . . . . . .      410,254         363,209
                                                         ------------      ----------

    TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . .    2,608,862       1,967,621
                                                         ------------      ----------

Long-term Debt . . . . . . . . . . . . . . . . . . . . .    3,241,476       2,223,817

Obligations Under Capital Leases . . . . . . . . . . . .    6,761,505       6,374,027

Deferred Franchise Sales Revenue . . . . . . . . . . . .      907,671         655,553


Stockholders' Equity:
  Series C Preferred stock, issued and outstanding
    20,896 shares and 20,958 shares at September 30,
    1996 and December 31, 1995, respectively, stated
    value of $100.00 . . . . . . . . . . . . . . . . . .    2,089,638       2,095,838
  Common stock, par value $.03, 20,000,000
    shares authorized, 4,369,251 and 4,336,764,
    shares issued and outstanding at September 30,
    1996 and December 31, 1995, respectively . . . . . .      131,078         130,103
  Capital in excess of par value . . . . . . . . . . . .    5,812,383       5,773,248
  Accumulated deficit. . . . . . . . . . . . . . . . . .   (6,238,344)     (6,074,574)
                                                         ------------      ----------

      TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . .    1,794,755       1,924,615

  Commitments and Contingencies. . . . . . . . . . . . .
                                                         ------------      ----------
                                                         $ 15,314,269      13,145,633
                                                         ------------      ----------
                                                         ------------      ----------


                                  (UNAUDITED)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                            Preferred Stock               Common Stock
                                         ---------------------   ---------------------------------
                                                                                        Capital in
                                         Number of               Number of               Excess of   Accumulated
                                          Shares       Amount      Shares      Amount    Par Value     Deficit       Total
                                         ----------    ------     --------     ------    ---------   ------------    -----

Balance at December  31, 1994. . . . . .  22,205     $2,220,500   4,305,359   $129,161   5,707,382   (6,312,764)    1,744,279
Issuance of common stock pursuant to
  employee benefit plan. . . . . . . . .    -              -         11,542        346      20,682         -           21,028
Conversion of Series C Preferred stock
  to common stock, including payment
  of accumulated dividends . . . . . . .  (1,247)      (124,662)     49,863      1,496     113,224         -           (9,942)
Offering costs of Series C Preferred
  stock. . . . . . . . . . . . . . . . .    -              -           -          -         (7,500)        -           (7,500)
Common stock reacquired and
  canceled . . . . . . . . . . . . . . .    -              -        (30,000)      (900)    (60,540)        -          (61,440)
Net income . . . . . . . . . . . . . . .    -              -           -          -           -         238,190       238,190
                                          ------     ----------   ---------   --------   ---------   ----------     ---------
Balance at December 31, 1995 . . . . . .  20,958      2,095,838   4,336,764    130,103   5,773,248   (6,074,574)    1,924,615
Issuance of common stock pursuant to
  employee benefit plan. . . . . . . . .    -              -         30,007        901      33,738         -           34,639
Conversion of Series C Preferred stock
  to common stock, including payment
  of accumulated dividends . . . . . . .     (62)        (6,200)      2,480         74       5,397         -             (729)
Net loss . . . . . . . . . . . . . . . .    -              -           -          -           -        (163,770)     (163,770)
                                          ------     ----------   ---------   --------   ---------   ----------     ---------

Balance at September 30, 1996. . . . . .  20,896     $2,089,638   4,369,251   $131,078   5,812,383   (6,238,344)    1,794,755
                                          ------     ----------   ---------   --------   ---------   ----------     ---------
                                          ------     ----------   ---------   --------   ---------   ----------     ---------



                                  (UNAUDITED)

          GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                  ----------------------
                                                                     1996         1995
                                                                  ---------     --------
Cash flows from operating activities:
  Net income (loss)............................................   $(163,770)     195,695
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Increase in deferred franchise sales revenue...............     442,200       75,000
    Franchise sales revenue recognized - center openings.......     (75,400)    (318,800)
    Increase in deferred franchising costs.....................     (88,046)     (61,543)
    Franchise costs recognized - center openings...............      20,985       71,918
    Provision for credit losses................................      90,107      101,700
    Net loss realized on retirement of property and
     equipment.................................................         666       13,636
    Depreciation and amortization..............................     695,465      610,954
    Undeveloped franchise licenses canceled....................     (27,563)      (4,000)
    Interest on litigation award...............................         -         17,658
    Loss on sale of centers....................................      55,752       17,041
    Other, net.................................................      (9,859)       3,646
    Change in assets and liabilities:
      Increase in accounts receivable..........................    (249,705)    (284,348)
      (Increase) decrease in notes receivable..................      (7,016)      12,947
      (Increase) decrease in inventories.......................     (85,417)       7,497
      Increase in prepaid expenses and supplies................     (39,188)     (60,000)
      (Decrease) increase in accounts payable..................     202,241     (169,471)
      Increase in accrued salaries and wages
       and other liabilities...................................     125,104       30,929
                                                                  ---------     --------
    Net cash provided by operating activities..................   $ 886,556      260,459
                                                                  ---------     --------


                                 (UNAUDITED)
                          (continued on next page)
                                      5

              GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                  ----------------------
                                                                     1996         1995
                                                                  ---------    ---------
Cash flows from investing activities:
  Principal receipts on direct financing leases................   $ 130,398      139,292
  Acquisition of centers.......................................    (394,389)    (870,388)
  Sale of centers..............................................      31,573      123,233
  Capital expenditures.........................................    (681,922)    (190,055)
  (Increase) decrease in other assets..........................       2,713       (3,016)
                                                                  ---------    ---------
    Net cash used in investing activities......................    (911,627)    (800,934)
                                                                  ---------    ---------
Cash flows from financing activities:
  Proceeds from long-term debt.................................     842,000    1,241,880
  Principal payments on long-term debt.........................    (359,463)    (247,265)
  Principal payments on capital lease obligations..............    (253,541)    (225,857)
  Offering costs of preferred stock............................         -         (7,500)
  Payment of accumulated dividends
    upon conversion of preferred stock to common stock.........        (729)      (9,942)
  Decrease (increase) in restricted cash.......................      (2,224)     105,746
  Increase in lease deposit obligations........................       4,500          300
                                                                  ---------    ---------
    Net cash provided by financing activities..................     230,543      857,362
                                                                  ---------    ---------
Net increase in cash...........................................     205,472      316,887
Cash, beginning of period......................................     385,167      256,631
                                                                  ---------    ---------
Cash, end of period............................................   $ 590,639      573,518
                                                                  ---------    ---------
                                                                  ---------    ---------
Supplemental disclosures of cash flow
 information -
  Cash paid during the period for interest.....................   $ 802,906      720,048
                                                                  ---------    ---------
                                                                  ---------    ---------





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

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        -----------------------
                                                           1996           1995
                                                        ----------      -------
Acquisitions/Purchases and Foreclosures:
  Number of Centers acquired/purchased.............              2            1
                                                        ----------      -------
                                                        ----------      -------
  Number of Centers foreclosed.....................              5          -
                                                        ----------      -------
                                                        ----------      -------
  Receivables applied (net of related
   allowance)......................................     $  251,328          -
  Liabilities assumed..............................      1,218,960          -
  Cash paid........................................        394,389      870,388
                                                        ----------      -------
  Cost of assets acquired..........................     $1,864,677      870,388
                                                        ----------      -------
                                                        ----------      -------
Sales:
  Number of Centers refranchised...................              4            2
                                                        ----------      -------
                                                        ----------      -------
  Cash received....................................     $   31,573      123,233
  Notes received...................................        124,776        5,500
  Liabilities assumed by purchaser.................         39,750          -
  (Gain) Loss on sale..............................         55,752       17,041
  Operating/Marketing subsidies granted
   purchaser.......................................        (97,750)         -
  Franchise fee revenue............................         28,000       25,000
  Franchise costs..................................         (5,000)      (7,500)
                                                        ----------      -------
  Net book value of centers refranchised...........     $  177,101      163,274
                                                        ----------      -------
                                                        ----------      -------

     During the nine months ended September 30, 1996 and 1995, non-cash transactions consisted of the Company issuing 30,007 and 8,428 shares of common stock at an average value of $1.15 and $1.92 per share respectively, in accordance with its matching requirement under the Company's 401(k) plan. Other non-cash transactions during the first nine months of 1996 included: a settlement agreement with a franchisee, who owned two centers, whereby, $109,439 of net receivables, ($7,000) of lease deposits and one undeveloped license of ($16,312), were exchanged for a note receivable of $86,127 upon the sale of the centers to a new franchisee; a franchise license in the amount of $7,392, net of deferred franchising costs of $2,222, was cancelled and applied to a franchisee's accounts receivable balance and a capital lease obligation of $368,000 was recorded. Other non-cash transactions during the first nine months of 1995 included: a $5,000 lease deposit was applied to past due accounts receivable.


                                   (UNAUDITED)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995, (b) the financial position at September 30, 1996, (c) the cash flows for the nine-month periods ended September 30, 1996 and 1995, and (d) the changes in stockholders' equity for the nine-month period ended September 30, 1996, have been made.

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

3. The results for the three-month and nine-month periods ended September 30, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year of 1996.

4.   STOCKHOLDERS' EQUITY
     On June 11, 1996, at the Annual Meeting of Shareholders, the Company's shareholders voted to amend Article IV of the Company's Articles of Incorporation to increase the authorized shares of Common Stock with a par value of $0.03 per share to 20,000,000 shares.

     The Company's Series C, 6% cumulative, preferred stock is redeemable at the option of the Company upon 60 days prior written notice after December 31, 1996. At the option of the holder, at any time prior to the close of business on the redemption date, each share of Series C Preferred stock, plus any accumulated unpaid dividends, may be converted into shares of common stock at a conversion price of $2.50 per share of common stock. On September 30, 1996, accumulated unpaid dividends totaled $349,965.

     The Company has an employee deferred compensation 401(k) plan and matches employee contributions to this plan in an amount equal to 50% of the employees' contribution, up to a maximum of 6% of the employees' compensation. The Company's contribution is paid with its $0.03 par value common stock (net of forfeitures) valued at market on the date of the contribution. During the first nine months of 1996 and 1995, the Company contributed 30,007 and 8,428 shares to this plan at an average of $1.15 and $1.92 per share, respectively.

5.   EARNINGS (LOSS) PER SHARE
     Primary earnings (loss) per share is determined based on the number of common and common equivalent shares outstanding and is adjusted for the assumed conversion of shares issuable upon exercise of options and warrants, after the assumed repurchase of common shares with the related proceeds (anti-dilutive for all periods presented in 1996). Earnings
     (loss) per share for

                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES all periods was computed after reduction for preferred stock dividends ($31,602 and $31,696 for the third quarter of 1996 and 1995, respectively, and $94,163 and $94,936 for the first nine months of 1996 and 1995, respectively). The assumed conversion of preferred stock was anti-dilutive for all periods presented.

6.   COMMITMENTS AND CONTINGENCIES
     The Company leases certain Grease Monkey Center sites under capital lease agreements. These sites are either subleased to franchisees or operated as Company-owned Centers. The typical lease period is 15 to 20 years and some leases contain renewal options. These leases are accounted for as capital leases and are capitalized using interest rates appropriate at the inception of each lease.

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

     Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123), was issued by the Financial Accounting Standards Board in October 1995. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. This statement defines a fair value based method of accounting for employee stock option or similar equity instruments, and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of the effect on net income and, if presented, earnings per share, as if the fair value based method of accounting defined by SFAS 123 had been applied. The Company adopted SFAS 123 in the first quarter of 1996 and elected to continue accounting for its equity instruments using the accounting prescribed by Opinion 25. The Company will include the disclosures required by SFAS 123 in the Company's 1996 annual report.

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

     The Company reported a loss of ($163,770) for the first nine months of 1996, as compared to income of $195,695 for the first nine months of 1995. For the third quarter of 1996, the Company recognized income of $30,204 compared to income of $135,714 for the same quarter in 1995. The losses recorded in 1996 compared to the income recorded in 1995 can be attributed to a reduction in the number of center openings combined with an increase in legal expenses pertaining to the enforcement of certain franchise agreements, offset in part by improved margins at Company-owned Centers.

     Total revenue increased by $965,451 or 7% for the first nine months of 1996, compared to the first nine months of 1995. Revenue during the third quarter of 1996 increased $456,889 over the same quarter last year, an increase of 9%. The increases are due primarily to an increase in the average number of Company-owned Centers (based on number of months operated).
 The Company operated twenty-nine centers for the first nine months of 1995 compared to thirty-two centers for the first nine months of 1996. Averages for the third quarter periods were twenty-nine centers in 1995 and thirty-two centers in 1996. Company-owned Center revenue increased $1,482,353 over the first nine months of 1995 and $394,470 over the third quarter of 1995. The increases realized in Company-owned Center revenue were offset by reductions in revenue recognized on the opening of franchised centers, and product and equipment revenue.

     Royalty fees are a percentage of gross sales paid monthly by all franchised Grease Monkey Centers. Royalty fee revenue for the first nine months of 1996 decreased by 1% compared to the first nine months of 1995 to $2,392,110. Royalty fee revenue for the third quarter of 1996 decreased 1% compared to the third quarter of 1995 to $827,617. The minor decreases in royalty revenue result from the termination and/or closure of franchise centers since January 1, 1995, offset by increased royalty income resulting from new Center openings and the refranchising of Company-owned Centers. Based upon many factors, including the age of amounts owed the Company, the extent of collateralization, and historical performance, the Company may place certain financially troubled franchisees on a non-accrual status. For the first nine months of 1996, estimated royalties of $90,325 were not accrued under this policy, compared to $122,775 for the first nine months of 1995. During the third quarter of 1996, estimated royalties of $28,450 were not accrued compared to $42,325 for the third quarter of 1995. The Company has a royalty rebate program for franchisees under which eligible franchisees can receive a rebate of royalties paid. For the first nine months of 1996, the rebate accrued under this program was $194,051, compared to $185,751 for the first nine months of 1995. The rebate accrued for the third quarter of 1996, was $68,336, compared to a rebate of $68,887 for the third quarter of 1995. The rebate is recorded as a reduction in royalty revenue.

     The Company recognized franchise sales net revenue of $75,400 during the first nine months and third quarter of 1996 (representing five centers). Franchise sales net revenue was $318,800 (representing fourteen centers) for the first nine-months of 1995. For the third quarter of 1995, franchise sales net revenue was $53,000 (representing two centers). Franchise sales revenue represents initial one-time payments received by the Company from buyers of its franchises. The fee and any directly related costs are recognized as revenue and expense when the related franchise center opens for business.
                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

     At September 30, 1996, the Company operated 32 centers as compared to 29 centers at September 30, 1995. For the first nine months of 1996, the Company reported an operating margin (Company-owned Center sales less expenses, excluding interest, depreciation and amortization) of $1,560,609 on revenue of $10,881,425 at Company-owned Centers, as compared to an operating margin of $1,248,320 on revenue of $9,399,072 for the same period last year. This represents an increase of 16% in revenue and 25% in operating margin. For the third quarters of 1996 and 1995, the Company reported operating margins of $601,685 and $563,639 on revenue of $3,817,786 and $3,423,316, respectively, representing increases in revenue of 12% and operating margin of 7%.

     On a same center basis, those Company-owned Centers operated continuously over the period January 1, 1995 through September 30, 1996, representing 24 centers, had an operating margin of $1,175,837 on revenue of $8,121,945 for the first nine months of 1996, as compared to an operating margin of $1,075,157 on revenue of $8,007,933 for the first nine months of 1995. This represents an increase of 1% in revenue and 9% in operating margin. The same center statistics for the third quarter of 1996 and 1995 were operating margins of $457,383 on revenue of $2,689,414 and $439,880 on revenue of $2,732,346, respectively, representing a decrease in revenue of 2% and an increase in operating margins of 4%.

     In the first nine months of 1996, the Company realized marketing allowances and gross margins on product and equipment sales of $332,822, as compared to $341,940 in the first nine months of 1995. In the third quarter of 1996, marketing allowances and gross margins on product and equipment sales were $112,930, as compared to $108,960 in the third quarter of 1995. Product and equipment revenue represents the sale of fluid dispensing equipment and other supplies to franchisees, and marketing allowances relate to the sale of oil filters, air filters, oil additives, and certain other products. The number of center openings in a period impacts product and equipment revenue, thus revenue for 1996 was below that of 1995. The marketing allowances relate to the number of centers open and purchasing product.

     General and administrative expenses for the first nine months and third quarter of 1996 increased 10% or $301,295 and 5% or $54,890 as compared to the first nine months and third quarter of 1995. The primary factors causing this variance include: increases in litigation legal fees of approximately $146,000 and $16,000 for the nine month and third quarter periods, respectively; increases in the general and administrative expenses at the Company-owned Center Division of approximately $73,000 and $37,000 for the nine month and third quarter periods, respectively; and increases in franchise sales and advertising expenses of approximately $51,000 and $17,000 for the nine month and third quarter periods, respectively. In addition, in the first nine months of 1996 a real estate settlement in the amount of $35,000 was incurred.

     Depreciation and amortization expense for the first nine months and third quarter of 1996 increased 14% and 16% respectively over the same periods in 1995. These increases are due to the net addition of three Company-owned Centers during those periods.

                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

     Gain (loss) on sale of centers represents the net results of the refranchising/disposal of Company-owned Centers. When the Company refranchises a center, a franchise license fee is included in the sales price and included in the resulting gain or loss on sale. The loss of ($80,299) for the nine months ended September 30, 1996, represents the refranchising of four Company-owned Centers. The loss of ($16,841) for the nine months ended September 30, 1995, represents the refranchising of one Company-owned Center, and the refranchising of one closed center.

     In the first nine months of 1996, the Company recognized $27,563 in franchise sales revenue resulting from license cancellations as compared to $4,000 in the first nine-months of 1995. There were no license cancellations in the third quarter of 1996 or 1995.

     Interest expense includes interest on debt financing and interest recorded on capital leases of Company-owned Centers. The addition of the three Company-owned Centers, as mentioned above, accounts for the increase in interest expense due to additional borrowings to acquire the centers and interest expense related to capital leases entered into. In addition, interest was incurred related to borrowings for the purchase of land and building related to a Grease Monkey Center previously leased.

                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                   (CONTINUED)

     The following schedule summarizes the activity with regard to Grease Monkey Company-owned Centers as well as Grease Monkey franchised centers for the nine-months ended September 30, 1996 and 1995.

                                                NINE MONTHS ENDED:

                                SEPTEMBER 30, 1996             SEPTEMBER 30, 1995
                         -------------------------------------------------------------
                         COMPANY   FRANCHISEE             COMPANY   FRANCHISEE
                          OWNED      OWNED      TOTAL      OWNED       OWNED     TOTAL
                          -----      -----      -----      -----       -----     -----
Centers open, beginning    29         181        210         29         176       205
Centers opened (A)          -           5          5          -          14        14
Centers purchased           2          (2)         -          1           -         1
Centers sold               (4)          4          -         (1)          1         -
Centers terminated or
  closed (B)                -          (5)        (5)         -         (12)      (12)
Centers reacquired          5          (5)         -          -           -         -
                          ----       ------   -------       ----       ------  -------
Centers open, ending (C)   32         178        210         29         179       208
                          ----       ------   -------       ----       ------  -------
                          ----       ------   -------       ----       ------  -------
Vehicles serviced (000's)                      2,139                            2,204
                                              -------                          -------
                                              -------                          -------
Franchise licenses
 issued (D)                                        23                               5
                                              -------                          -------
                                              -------                          -------
Undeveloped franchise
 licenses (E)                                      52                              48
                                              -------                          -------
                                              -------                          -------
Franchise applications
  outstanding (E)                                  17                              20
                                              -------                          -------
                                              -------                          -------
Franchise
license/application
 fees received (F)                           $442,200                         $75,000
                                              -------                          -------
                                              -------                          -------

(A) 1995 includes one refranchised center which was previously closed. 1996 includes one franchised center which was involved in a settlement with GMI which resulted in GMI assuming possession of the Center in April 1996 and thus no franchise revenue was recognized.
(B) 1995 includes one center which was deidentified by the franchisee in January 1995; subsequently, the Company acquired the center on May 1, 1995.
(C) Includes 19 franchised centers in Mexico in 1996 and 15 franchised centers in Mexico in 1995.
(D)  Represents the number of licenses issued during the period.
(E)  Represents the number of licenses/applications outstanding at September 30.
(F) Represents amounts received for franchise licenses/applications during the period.


                                  (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES

     During May 1996, the Company entered into a Business Loan Agreement with a major bank. Under the Loan Agreement, a $2,000,000 three year line of credit was established. Loans drawn under the line are restricted to the development of new Centers. The Company has the right to select an optional interest rate as described in the agreement, however, in no case will the interest rate exceed the bank's reference rate. In exchange for a supply agreement on any Centers built utilizing the line of credit, a motor oil supplier agreed to guarantee the line.

     During April 1995, the Company entered into two agreements with a motor oil supplier - a Loan Agreement and a Fast Lube Supply Agreement. Under the Loan Agreement, a $2,400,000 line of credit was established. All loans drawn under this line accrue interest at 9% per annum and are repaid in quarterly installments over a ten year period from date of disbursement. The line is secured by the assignment of leases and lubrication equipment of certain Company-owned Centers. As of September 30, 1996, the Company had drawn approximately $2,056,000 of which $1,839,000 remains outstanding. The balance of the funds available under the line are restricted to the acquisition or construction of new fast lube centers. Under the Fast Lube Supply Agreement, the Company is required to purchase at least 85% of the petroleum products for such Centers from the supplier, the Company is required to meet certain minimum annual purchase requirements and the Company is required to feature the supplier's products in such Centers.

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

                                  (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                   (CONTINUED)


LIQUIDITY

     Cash provided by operations during the first nine months of 1996 was $886,556 as compared to $260,459 in the first nine months of 1995. The most significant factors contributing to this variance are the sale of franchise licenses and an improved operating margin at Company-owned Centers. As mentioned above, as franchise licenses are sold, the revenue is deferred until the center opens for business. For the first nine months, cash collections on franchise sales increased from $75,000 in 1995 to $442,200 in 1996. This increase will result in income in future periods as the Centers open.

     Cash used in investing activities was ($911,627) in the first nine months of 1996, as compared to cash used in investing activities of ($800,934) in the first nine months of 1995. Cash provided in both periods consisted primarily of receipts on direct financing leases which remained relatively constant over the periods. Additional cash was received in the first nine months of 1996 and 1995 with the refranchising of four and two Company-owned Centers, respectively.
Cash used in investing activities for the first nine months of 1996 and 1995 consisted primarily of cash used to purchase Centers. Additional cash was used in both periods for capital expenditures, primarily computer systems and Company Center equipment. Additionally, cash was used in the first nine months of 1996 for the buy-out of leases of automobiles used by field employees and to purchase a property as described previously.

     Cash provided by financing activities was $230,543 in the first nine months of 1996 as compared to cash provided by financing activities of $857,362 in the first nine months of 1995. Cash provided by financing activities in the first nine months of 1996 consisted primarily of proceeds from long-term debt related to the purchase of automobiles (as described above), an equipment loan from a motor oil supplier, and a draw on a line of credit for the financing of the acquisition of two franchised Centers. Cash provided by financing activities in the first nine months of 1995 consisted primarily of proceeds from long-term debt (related to the facility described previously) of $1,241,880 and the release of $105,746 of restricted cash to operating cash. Financing activities also included cash used to reduce long-term debt and capital lease obligations of $613,004 in the first nine months of 1996 and $473,122 in the first nine months of 1995.

     The Company does not have any material commitments for capital expenditures. The Company believes it has the capital resources and liquidity necessary to meet all of the obligations, debt maturities, and commitments of the Company during 1996.

                        GREASE MONKEY HOLDING CORPORATION

                         COMMISSION FILE NUMBER:  0-9812

                        QUARTER ENDED SEPTEMBER 30, 1996

                                   FORM 10-QSB

                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
---------------------------

     The Company is a party to legal proceedings including claims by franchisees against the Company that arise in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material effect on the financial condition, results of operations or cash flows of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------
(a)  Exhibits (numbered in accordance with Item 601 of regulation S-K)

     11.  Statement Re:  Computation of Per Share Earnings
     27.  Financial Data Schedule

(b)  Reports on Form 8-K

     No Reports on Form 8-K were filed during the period covered by this report.

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                       COMMISSION FILE NUMBER:    0-9812
                        QUARTER ENDED SEPTEMBER 30, 1996
                                   FORM 10-QSB


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

Denver, Colorado
November 12, 1996