Form 10KSB
period 1996-12-31
GREASE MONKEY HOLDING CORP
filed 1997-03-28
CIK 350179

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

/X/  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1996

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to ___________ .

                         Commission File Number:  0-9812

                        GREASE MONKEY HOLDING CORPORATION
                        ---------------------------------
                         (Name of small business issuer
                                 in its charter)

                 UTAH                                 87-0321320
     -----------------------------              ---------------------
     (State or other jurisdiction                   (IRS Employer
   of incorporation or organization)            Identification Number)

                  216 16TH STREET, SUITE 1100
                        DENVER, COLORADO                  80202
             -----------------------------------------------------
            (Address of principal executive offices)    (Zip Code)

                    Issuer's telephone number (303) 534-1660

     Securities registered under Section 12(b) of the Exchange Act:  None

        Securities registered under Section 12(g) of the Exchange Act:

                         $0.03 Par Value Common Stock
                         ----------------------------
                                (Title of class)

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

     The issuer's revenue for its most recent fiscal year was:   $20,142,793

     The aggregate market value of the issuer's voting stock held as of February 28, 1997, by nonaffiliates of the issuer was $4,469,410.

     As of February 28, 1997, issuer had 4,394,576 shares of its $0.03 par value common stock outstanding.

     Transitional Small Business Disclosure Format.   Yes / /    No  /X/

                        GREASE MONKEY HOLDING CORPORATION

                          Annual Report on Form 10-KSB

                                December 31, 1996

                                Table of Contents

                                     PART I                  PAGE
                                                             ----

Item  1 - Description of Business. . . . . . . . . . . . . . . 1

Item  2 - Description of Property. . . . . . . . . . . . . . . 4

Item  3 - Legal Proceedings. . . . . . . . . . . . . . . . . . 5

Item  4 - Submission of Matters to a Vote of Security Holders. 5


                                     PART II

Item  5 - Market for Common Equity and Related Stockholder
           Matters. . . . . . . . . . . . . . . . . . . . . .  6

Item  6 - Management's Discussion and Analysis or Plan of
           Operation. . . . . . . . . . . . . . . . . . . . .  7

Item  7 - Financial Statements. . . . . . . . . . . . . . . . 18

Item  8 - Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure. . . . . . . . 18


                                    PART III

Item  9 - Directors, Executive Officers, Promoters and
           Control Persons, Compliance with Section 16(a) of
           the Exchange Act . . . . . . . . . . . . . . . . . 19

Item 10 - Executive Compensation. . . . . . . . . . . . . . . 24

Item 11 - Security Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . . . . 27

Item 12 - Certain Relationships and Related Transactions. . . 28

Item 13 - Exhibits and Reports on Form 8-K . . . . . . . . . .29

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

     THE CONCEPT. Grease Monkey Centers provide the automobile user with convenient preventative fluid maintenance services. In about ten minutes, without an appointment, Grease Monkey service technicians change the oil, install a new oil filter, lubricate the chassis, adjust tire pressure, wash windows and vacuum the interior of an automobile. At the same time, all fluid levels are checked and topped off, if necessary. The price for this basic service is $21.99 to $30.99 in the United States ($12.00 to $15.00 in Mexico), depending upon the location of the Center. Grease Monkey Centers also offer transmission fluid changes, differential fluid changes, radiator flushes, air conditioning recharges, automotive light bulb replacement, an oil additive package, and will replace air filters and install new wiper blades.

     Grease Monkey Centers are two or three bay drive-through buildings built to the Company's specifications. Grease Monkey buildings utilize service basements from which the underneath portion of the vehicle is serviced at the same time other technicians service the vehicle from above. The buildings also include a pleasant customer waiting area.

     COMPANY-OWNED CENTERS. As of January 31, 1997, GMI owned and operated a total of 31 Grease Monkey Centers. The Grease Monkey Centers owned by GMI were either purchased from franchisees or opened (18 Centers), acquired as a result of GMI's exercise of its right of first refusal (3 Centers), or taken over from failed franchisees (10 Centers). The Company believes the operation of Company-owned Centers is important to its overall success and expects to continue to purchase and develop Company-owned Centers. The Company does not expect the acquisition of failed franchisees' Centers to be significant in the future.

       THE FRANCHISE. GMI licenses franchisees to operate Grease Monkey Centers pursuant to a franchise agreement with GMI. A franchisee is required to pay a franchise fee totaling $28,000 for the initial license and $16,800 for each additional license.

     CENTERS. On January 31, 1997, GMI had a total of 216 Grease Monkey Centers open. The following table provides certain information pertaining to Grease Monkey Centers as of January 31, 1997:

                                                        Centers Open
               Franchise                       -----------------------------
              Applicants  Franchises Sold (1)  Franchised   Company    Total
              ----------  -------------------  -----------------------------

 Arizona                          4                 3           1        4
 California       2              19                13           2       15
 Colorado         3              43                33          17       50
 Florida          1               7                 4                    4
 Georgia                          2                 2                    2
 Idaho                            4                 3                    3
 Illinois                         3                 3                    3
 Indiana                         10                10                   10
 Iowa                             7                 6                    6
 Kansas                           7                 4                    4
 Kentucky         1               -                 -                    -
 Maryland                         6                 5                    5
 Massachusetts                    2                 2           1        3
 Missouri                         2                 2                    2
 Montana                          1                 -                    -
 Nebraska                         2                 2                    2
 New Jersey       2              12                12                   12
 New Mexico                       2                 2                    2
 New York         1               3                 2                    2
 North Carolina   1               7                 6                    6
 Ohio                            13                 8                    8
 Pennsylvania                    11                10                   10
 Rhode Island                     1                 1                    1
 South Carolina                  11                10                   10
 Tennesse                         3                 2                    2
 Texas            1               4                 4           1        5
 Virginia                        10                 8           1        9
 Washington                       4                 4           8       12
 West Virginia                    2                 2                    2
 Wyoming                          2                 2                    2
 Mexico           6              32                20                   20
                 --             ---               ---          --      ---
 TOTALS:         18             236               185          31      216
                 --             ---               ---          --      ---
                 --             ---               ---          --      ---

(1) Does not include those Centers operated by the Company.

     During 1996, twenty-seven franchise licenses were sold and eleven franchised Grease Monkey Centers were opened. In 1996, five undeveloped franchise licenses were terminated for non-performance, five franchise agreements were canceled concurrently with GMI taking over the operations of the Centers, and six franchises of open Grease Monkey Centers were terminated, in accordance with the franchise agreement when the Centers were closed or sold.

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

     The Company believes that the Grease Monkey Centers comprise the 4th largest fast lube chain with 217 Grease Monkey Centers operating at February 28, 1997. The largest chain is Jiffy Lube International, Inc., owned by Pennzoil, which has 1,402 centers open, followed by Ashland Oil Co. (d/b/a Rapid Oil Co. or Valvoline Instant Oil Change) which has 500 open centers. Quaker State Minit-Lube, Inc. (also d/b/a McQuicks Oilubes and Q Lubes), owned by Quaker State Oil Company, follows with 477 centers open.

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

     The Environmental Protection Agency is now requiring insurance or proof of the financial ability of the owner to cover any damage caused by leaking underground storage tanks. The fee will vary from state to state. However, all lubrication centers in the same state will be required to purchase the insurance and, therefore, this requirement should not place the Company or its franchisees at a competitive disadvantage.

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

     EMPLOYEES. At January 31, 1997, the Company had 36 full-time employees at its corporate offices, 16 full-time employees at its field offices, and 215 full-time employees in its Company-owned Grease Monkey Centers division for a total of 267 employees. From time to time the Company hires part-time employees at its Company-owned Centers.

ITEM 2.  DESCRIPTION OF PROPERTY

     At January 31, 1997, GMI owned the buildings, on leased land, at nine Grease Monkey Centers. Of the nine properties, one is leased to a franchisee, and eight are used for Company-owned Centers.

     In addition, GMI owns two parcels of real estate in St. Louis, Missouri, and one parcel of real estate in Warwick, Rhode Island. Both of the properties in Missouri are leased to non Grease Monkey operations, the property in Rhode Island is leased to a franchisee.

     The Company's offices and training facility are located at 216 16th Street, Suite 1100, Denver, Colorado, 80202. The Company leases a total of 20,297 rentable square feet, which includes the offices and training facility, pursuant to a lease from an unaffiliated entity. The lease expires on June 30, 1998. Rent is approximately $18,000 per month.

     The Company has guaranteed leases or leased and subleased real estate for franchised Grease Monkey Centers. The Company or GMI is directly liable on the leases at 30 locations if the franchisees do not make the lease payments. (See Note F, Consolidated Financial Statements.)

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the Company's fourth fiscal quarter of the year ended December 31, 1996, no matter was submitted to a vote of the Company's security holders, either by proxy solicitations or otherwise.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     (a)  MARKET INFORMATION.

          The Company's common stock trades on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol GMHC. The following table reports high and low sales prices:


    Period        High Trade   Low Trade   Last Trade
----------------  ----------   ---------   ----------
1995:
  First Quarter      $2.50       $2.13       $2.13
  Second Quarter     $2.38       $1.25       $1.75
  Third Quarter      $1.94       $1.44       $1.56
  Fourth Quarter     $1.69       $1.00       $1.00

1996:
  First Quarter      $1.25       $1.00       $1.06
  Second Quarter     $1.31       $1.00       $1.13
  Third Quarter      $1.19       $1.00       $1.00
  Fourth Quarter     $0.94       $0.63       $0.84

     Prices represent quotations between dealers and do not include retail mark-ups, mark-downs, or commissions, and do not necessarily represent prices at which actual transactions were, or could have been, effected.

     (b)  HOLDERS.

          As of March 1, 1997, the Company had 2,440 shareholders of record.

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

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

RESULTS OF OPERATIONS

     The Company reported a net loss of $577,123 in 1996 compared to net income of $238,190 in 1995 and net income of $139,566 in 1994.

     The net loss reported in 1996 is in part due to costs of $550,608 related to litigation and terminated projects. Similar costs in 1995 were $106,176 and were $188,807 in 1994. 1996 ended with a net increase of three franchised Centers and two Company-owned Centers over 1995. During 1996, the Company opened 11 new Centers and terminated six Centers. This compares to the 18 new Center openings in 1995 and 13 Center terminations. Franchise sales improved significantly in 1996, with 27 new franchise licenses sold compared to seven new franchise licenses sold in 1995. These sales, net of related costs, will be recognized as revenue when the Centers open for business.

     The Company ended 1995 with 181 franchised Centers and 29 Company-owned Centers. This compares to 176 franchised Centers and 29 Company-owned Centers at the end of 1994. Center openings for 1995 were comparable to 1994 with eleven new U.S. Centers and seven new Mexico Centers. During 1995, thirteen Centers were terminated. Those Centers which remained in the system and were open at the end of 1994, realized a 3% growth in ticket average and a 3% growth in sales, which contributed to the growth in royalty income. In addition to growth in existing Centers, the Company positioned itself to increase the number of total Centers open with the addition of a Vice President of Franchise Development and a corresponding support staff.

     During 1994, the Company focused on development in the Mexican market and opened eight Centers, bringing the total number of Centers open in Mexico to nine. Mexico expansion also continued with the ongoing sale of franchise applications and licenses. U.S. development also realized growth with an increase in franchised Center openings from five in 1993 to ten in 1994. In conjunction with the Company's ongoing commitment to investing in franchise support services, two additional assistant regional managers were added to U.S. operations, and a regional manager was added to the Mexico region of the Company's operations. Efforts begun in 1993 to raise additional equity capital resulted in the successful completion of a preferred stock offering in the first quarter of 1994. A portion of the proceeds raised from the offering were used to consummate a settlement agreement with a landlord on four leases, three of which pertained to sites which were operated as Company-owned Centers and one which formerly was a franchised Center. Of the four Centers involved in the settlement agreement, two Centers were refranchised and two Centers ceased operations and were closed.

     Operating revenue totaled $20,142,793 in 1996 compared to $18,668,143 in 1995 and $18,818,334 in 1994. The changes in revenue are due primarily to increases or decreases in the number of Company-owned Centers operated, the number of Center openings, and increases or decreases in royalty fees.

     Royalty fees are a percentage of gross sales (ranging from 3% to 5%) paid monthly by all franchised Grease Monkey Centers. Royalty fee revenue decreased by 2% in 1996 to $3,143,933 and increased 5% in 1995 to $3,211,716. The decrease in royalty fees from 1995 to 1996 can be attributed to a net decrease of mature Centers over the two year period. While these mature Centers were replaced by new Centers, the new Centers are in the early stages of development and do not generate the level of sales of a mature Center. On a same Center basis, royalty income remained relatively constant which reflects a 3% decrease in car counts, but an increase in the average sale per vehicle. Royalty fees in 1996 were also adversely affected by the acquisition by the Company of two high performing franchised Centers. The Company has a "non-accrual" policy wherein royalties are not accrued on certain financially troubled franchisees. In 1996 estimated royalties totaling $111,525 were not recognized as revenue pursuant to this policy, as compared to $170,500 in 1995 and $133,215 in 1994. Any such royalty subsequently collected is recorded as revenue in the period the funds are received.

     The Company has a royalty rebate program for franchisees under which eligible franchisees can receive a rebate of royalties paid. To be eligible, franchisees must be in compliance with their franchise agreement, must be current on amounts owed the Company and pay all amounts coming due the Company on time during the period of the royalty rebate program. Management implemented this program to reward those franchisees who comply with their franchise agreement, have paid the Company on a regular and consistent basis, to accelerate cash flow, and to provide an incentive for franchisees to continue to pay on a timely basis. During 1996, the Company paid a total of $259,133 to franchisees under this program, as compared to $248,431 in 1995 and $245,625 in 1994. The rebate is recorded as a reduction of royalty revenue. The royalty rebate program is not a requirement of the franchise agreement. Continuation of the program is reviewed by management on an annual basis. The royalty rebate program has been extended through December 31, 1997.

     The following table presents the activity of operating Centers:

                              1996           1995          1994
                              ----           ----          ----
Open at beginning
 of year. . . . . . . .       210            205           194
Opened during year             11             18            19
Terminated  . . . . . .        (6)           (13)           (5)
Closed  . . . . . . . .         -              -            (3)
                              ---            ---           ---
Open at end of year . .       215            210           205
                              ---            ---           ---
                              ---            ---           ---

     The following table presents the number of Centers open, systemwide retail sales, royalty fees, total vehicles serviced and average sale per vehicle for the United States, Mexico and systemwide:


Centers Open:                     1996       1995        1994
                                -------     ------      ------
  US  . . . . . . . . . . . .       195        194         196
  Mexico  . . . . . . . . . .        20         16           9
                                -------     ------      ------
  Systemwide  . . . . . . . .       215        210         205
                                -------     ------      ------
                                -------     ------      ------

Sales (000's):
  US  . . . . . . . . . . . .   $88,910     89,254      88,760
  Mexico  . . . . . . . . . .     2,159      1,323         714
                                -------     ------      ------
  Systemwide  . . . . . . . .   $91,069     90,577      89,474
                                -------     ------      ------
                                -------     ------      ------

Percent growth in sales:
  US  . . . . . . . . . . . .         -          1%          9%
                                -------     ------      ------
                                -------     ------      ------
  Mexico  . . . . . . . . . .        63%        85%      1,246%
                                -------     ------      ------
                                -------     ------      ------
  Systemwide  . . . . . . . .         1%         1%         10%
                                -------     ------      ------
                                -------     ------      ------

Royalty fees (000's):
  US  . . . . . . . . . . . .   $ 3,078      3,153       3,020
  Mexico  . . . . . . . . . .        66         58          32
                                -------     ------      ------
  Systemwide  . . . . . . . .   $ 3,144      3,211       3,052
                                -------     ------      ------
                                -------     ------      ------

Percent growth in  royalties:
  US  . . . . . . . . . . . .        (2%)        4%         12%
                                -------     ------      ------
                                -------     ------      ------
  Mexico  . . . . . . . . . .        14%        80%        782%
                                -------     ------      ------
                                -------     ------      ------
  Systemwide  . . . . . . . .        (2%)        5%         13%
                                -------     ------      ------
                                -------     ------      ------

Vehicles serviced  (000's):
  US  . . . . . . . . . . . .     2,731      2,850       2,927
  Mexico  . . . . . . . . . .       103         63          26
                                -------     ------      ------
  Systemwide  . . . . . . . .     2,834      2,913       2,953
                                -------     ------      ------
                                -------     ------      ------

Average sale per  vehicle:
  US  . . . . . . . . . . . .   $ 32.55      31.32       30.32
                                -------     ------      ------
                                -------     ------      ------
  Mexico  . . . . . . . . . .   $ 21.04      21.05       27.99
                                -------     ------      ------
                                -------     ------      ------
  Systemwide  . . . . . . . .   $ 32.14      31.09       30.30
                                -------     ------      ------
                                -------     ------      ------

     Franchise sales revenue represents initial payments received by the Company from the buyers of its franchise. The fee is $28,000 (less for franchises purchased prior to September 1992 and for additional franchises purchased by existing franchisees) and is not refundable. Initial franchise fees are deferred and recognized as revenue when the related Center opens for business.

     The following table presents the number of franchises issued including related fees and costs, and the nature of franchise sales revenue recognized:

                                     1996         1995        1994
                                   --------     -------     -------
Franchise licenses issued:
  US (1)  . . . . . . . . . . .          20           4           4
  Mexico  . . . . . . . . . . .           7           1          16
                                   --------     -------     -------
    Total . . . . . . . . . . .          27           5          20
                                   --------     -------     -------
                                   --------     -------     -------
Franchise fees paid:
  US  . . . . . . . . . . . . .    $386,600     116,800     124,000
  Mexico  . . . . . . . . . . .     154,800      12,200     369,000
                                   --------     -------     -------
    Total . . . . . . . . . . .    $541,400     129,000     493,000
                                   --------     -------     -------
                                   --------     -------     -------
Franchise costs deferred:
  US  . . . . . . . . . . . . .    $ 99,964      23,996       2,043
  Mexico  . . . . . . . . . . .      11,177      54,134      75,229
                                   --------     -------     -------
    Total . . . . . . . . . . .    $111,141      78,130      77,272
                                   --------     -------     -------
                                   --------     -------     -------
Franchises opened:
  US (1)  . . . . . . . . . . .           6          11          10
  Mexico  . . . . . . . . . . .           4           7           8
                                   --------     -------     -------
    Total . . . . . . . . . . .          10          18          18
                                   --------     -------     -------
                                   --------     -------     -------
Franchise fees recognized
  on openings:
  US (2)  . . . . . . . . . . .    $104,900     234,110     185,219
  Mexico  . . . . . . . . . . .      78,400     196,000     200,000
                                   --------     -------     -------
    Total . . . . . . . . . . .    $183,300     430,110     385,219
                                   --------     -------     -------
                                   --------     -------     -------
Franchise costs recognized
  on openings:
  US (3)  . . . . . . . . . . .    $ 11,683      27,677      18,666
  Mexico  . . . . . . . . . . .      21,160      72,094      61,529
                                   --------     -------     -------
    Total . . . . . . . . . . .    $ 32,843      99,771      80,195
                                   --------     -------     -------
                                   --------     -------     -------
Undeveloped franchise
  licenses/applications
  cancelled . . . . . . . . . .           5           6          14
                                   --------     -------     -------
                                   --------     -------     -------
Income recognized on
  cancellations . . . . . . . .    $ 27,563      18,075      98,287
                                   --------     -------     -------
                                   --------     -------     -------

(1) Excludes franchise licenses related to refranchised Company-owned Centers during the year; five in 1996, two in 1995 and one in 1994.

(2) Excludes franchise fees related to refranchised Company-owned Centers; $128,800 in 1996, $56,000 in 1995 and $3,100 in 1994.

(3) Excludes franchise costs related to refranchised Company-owned Centers; $5,000 in 1996, $7,500 in 1995 and $704 in 1994.

     At December 31, 1996, 50 franchises had been sold which were not open and commitment fees for 21 franchises had been paid, representing $907,371 in deferred franchise sales revenue, compared to 43 unopened franchises and commitment fees for 18 franchises representing $655,553 in deferred franchise sales revenue at the end of 1995.

     The Company terminated five undeveloped licenses/applications in 1996, six undeveloped licenses/applications in 1995 and fourteen undeveloped licenses in 1994 for non-performance, representing income of $27,563, $18,075 and $98,287, respectively.

     In 1996, the Company realized marketing allowances and gross margins on product and equipment sales of $436,033, as compared to $463,184 in 1995 and $505,382 in 1994. The gross margins on product and equipment sales are affected by the opening of new Centers which decreased in 1996 from 1995 and was relatively constant between 1995 and 1994. Marketing allowances are also affected by the opening of new Centers, but were adversely affected by the termination of six Centers in 1996 and thirteen Centers in 1995. Product and equipment revenue represents the sale of fluid dispensing equipment and other supplies to franchisees, and marketing allowances relate to the sale of oil filters, air filters, oil additives and certain other products.

     Company-owned Centers at December 31, 1996, include 17 Centers located in Denver, Colorado, 8 Centers in Seattle, Washington, 2 Centers in California and 1 Center each in Arizona, Virginia, Texas, and Massachusetts.

     The following table shows the Company's activity with respect to Company-owned Centers over the past three years:

                                           1996    1995    1994
                                           ----    ----    ----
     Company-owned Centers at
       the beginning of the year. . . .     29      29      32

     New Centers built or
       purchased. . . . . . . . . . . .      2       1       1

     Centers acquired from
       failed franchisees . . . . . . .      5       1       1

     Centers refranchised . . . . . . .     (5)     (2)     (2)

     Centers closed . . . . . . . . . .      -       -      (3)
                                           ----    ----    ----
     Company-owned Centers at
       the end of the year. . . . . . .     31      29      29
                                           ----    ----    ----
                                           ----    ----    ----
     Average number of
       Centers operated during
       the year based on number
       of months operated . . . . . . .     32      29      29
                                           ----    ----    ----
                                           ----    ----    ----


     Company-owned Centers have become a significant portion of the Company's business since 1990 and are expected to increase in the future.
Historically, Company-owned Centers were Centers relinquished by failed franchisees, acquired from franchisees through the Company's exercise of its right of first refusal, or purchased by the Company. In the future, the Company expects to increase the number of Company-owned Centers by leasing new built-to-suit Centers and by acquiring existing quick lubes from Grease Monkey franchisees and independent operators. Centers which, in the past, have been acquired from failed franchisees were acquired due to the failure of the franchisee to pay amounts due the Company, principally rent and royalties. The acquisition of Centers from failed franchisees is expected to be limited in the future due to an overall improvement in performance of the franchisees' Centers and improved compliance by the franchisees with the terms of the Company's franchise agreements.

     The following table sets forth the results of operations from Centers which were built or purchased by the Company as compared to the results of operations from Centers acquired from failed franchisees:

                                                  Year Ended December 31,
                                         ----------------------------------------
                                            1996            1995           1994
                                         -----------     ----------     ---------
Centers built or purchased:
  Revenue . . . . . . . . . . . . . . .  $11,262,863     10,258,432     9,801,533
  Expenses  . . . . . . . . . . . . . .    9,010,709      8,545,028     8,109,243
                                         -----------     ----------     ---------
  Income (loss) before depreciation,
    amortization and division
    overhead  . . . . . . . . . . . . .    2,252,154      1,713,404     1,692,290
                                         -----------     ----------     ---------

Centers acquired from failed
  franchisees:
  Revenue . . . . . . . . . . . . . . .    3,153,338      2,204,200     2,518,039
  Expenses  . . . . . . . . . . . . . .    3,394,063      2,272,279     2,475,607
                                         -----------     ----------     ---------
  Income (loss) before depreciation,
    amortization and division
    overhead  . . . . . . . . . . . . .     (240,725)       (68,079)       42,432
                                         -----------     ----------     ---------

Combined income (loss) before
  depreciation, amortization and
  division overhead . . . . . . . . . .    2,011,429      1,645,325     1,734,722

Depreciation  . . . . . . . . . . . . .     (565,490)      (527,050)     (506,346)
Amortization  . . . . . . . . . . . . .     (225,518)      (144,465)     (120,239)
Company-owned Centers division
  overhead (1)  . . . . . . . . . . . .     (678,476)      (564,719)     (648,088)
                                         -----------     ----------     ---------
Operating income (loss) from
  Company-owned Centers (2) . . . . . .   $  541,945        409,091       460,049
                                         -----------     ----------     ---------
                                         -----------     ----------     ---------
Number of Centers by category:
  Built or purchased  . . . . . . . . .           21             20            21
  Failed franchises acquired  . . . . .           10              9             8
                                         -----------     ----------     ---------
    Total . . . . . . . . . . . . . . .           31             29            29
                                         -----------     ----------     ---------
                                         -----------     ----------     ---------

(1) Consists of management, accounting and administrative personnel and their related expenses which are directly identifiable to the Company-owned Centers division and is included in general and administrative expenses in the Company's financial statements.

(2) Included in the above operating results are results from refranchised centers through the date of sale.

     Leasing revenue represents revenue primarily derived from properties subleased by the Company to franchisees. Leasing revenue, which includes rent and interest income related to capital and operating leases, was $1,434,086 in 1996; $1,391,886 in 1995; and $1,671,234 in 1994.

     Leasing expense represents leasing costs incurred in connection with properties leased by the Company and then subleased to franchisees. Leasing expense, which includes rent and interest expense related to capital and operating leases, was $1,376,677 in 1996; $1,401,978 in 1995; and $1,588,918 in
1994.

     The following table summarizes General and Administrative Expenses:

                                           1996         1995          1994
                                       ----------    ---------    ---------
Salaries, wages and personnel
 expenses. . . . . . . . . . . . . .   $2,007,997    1,992,406    1,980,837
Travel and entertainment
 expenses. . . . . . . . . . . . . .      375,460      357,140      409,257
Office expenses. . . . . . . . . . .      648,552      611,998      656,563
Franchise development and
 training expenses . . . . . . . . .       48,555       55,139       51,920
Franchise sales and promotional
 expenses  . . . . . . . . . . . . .       90,439       30,610       62,400
Terminated projects. . . . . . . . .      206,469        -            -
Litigation, including legal fees
 and related costs . . . . . . . . .      344,139      106,176      188,807
Professional fees - legal, tax and
 accounting. . . . . . . . . . . . .      145,733      166,306      154,553
Company-owned Centers division
overhead . . . . . . . . . . . . . .      678,476      564,719      725,603
Other. . . . . . . . . . . . . . . .      194,561      225,672      145,723
                                       ----------    ---------    ---------
  Total general and
   administrative expenses . . .       $4,740,381    4,110,166    4,375,663
                                       ----------    ---------    ---------
                                       ----------    ---------    ---------

     The 15% increase in general and administrative expenses from 1995 to 1996 is due primarily to litigation, including legal fees and costs related to enforcement of certain franchise agreements, terminated projects, including unsuccessful financing and acquisition costs, and Company-owned Centers division overhead. The 6% decrease in general and administrative expenses from 1994 to 1995 was due primarily to decreases in litigation, including legal fees and related costs, franchise sales and promotional expenses, and Company-owned Centers division overhead.

     The provision for credit losses increased in 1996 to $206,221 from $151,800 in 1995 and increased from $112,509 in 1994. The increase in 1996 is due to additional provisions on two non-performing franchisee accounts, two franchisees who filed for bankruptcy and a provision for a note receivable. The increase in 1995 was attributable to the deterioration of five franchised center accounts. In 1996, the Company took over the operations of three of these centers.

     Depreciation expense totaled $694,241 in 1996 compared to $638,352 in 1995 and $619,047 in 1994. The increase in depreciation expense is due to an increase in the average number of Company-owned Centers operated (32 in 1996, and 29 in both 1995 and 1994) and capital expenditures. Amortization expense totaled $245,454 in 1996 compared to $177,553 in 1995 and $152,603 in 1994. The increase in amortization expense is due to the purchase of two Company-owned Centers in 1996 and one Company-owned Center in 1995.

     Gain (loss) on sale of Centers represents the net results of the refranchising or disposal of Company-owned Centers. When the Company refranchises a Center, a franchise license fee is included in the sales price and included in the resulting gain or loss on sale. The loss of $83,780 in 1996 represents the refranchising of five Company-owned Centers. The gain of $31,705 in 1995 represents the refranchising of two Company-owned Centers and the refranchising of one closed Center. The loss of $12,792 in 1994 represents the refranchising of one Company-owned Center, plus additional losses of $5,686 incurred due to a settlement agreement with a landlord.

     Interest expense includes interest on debt financing and interest recorded on capital leases of Company-owned Centers. The increase in interest expense from $562,105 in 1995 to $659,996 in 1996 is due primarily to an increase in the number of Company-owned Centers that are leased due to acquisitions during the year and an increase in debt to finance the acquisitions of two Centers. The increase in interest expense from $545,881 in 1994 to $562,105 in 1995 is due primarily to an increase in debt to finance the acquisition of one Center.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES

     In May 1996, the Company entered into a Business Loan Agreement with a major bank for a $2,000,000 three year line of credit. Funds drawn under the line are restricted to the development of new Centers. The Company has the right to select an optional interest rate as described in the agreement, however, in no case will the interest rate exceed the bank's reference rate. In exchange for a supply agreement on any Centers built utilizing the line of credit, a motor oil supplier agreed to guarantee the line. As of December 31, 1996, the Company had drawn approximately $415,000 under this line of credit.

     During April 1995, the Company entered into two agreements with a motor oil supplier - a Loan Agreement and a Fast Lube Supply Agreement. Under the Loan Agreement, a $2,400,000 line of credit was established. All loans drawn under this line accrue interest at 9% per annum and are repaid in quarterly installments over a ten year period from the date of disbursement. The line is secured by the conditional assignment of leases and lubrication equipment of certain Company-owned Centers. The Company had drawn approximately $2,056,000 of which approximately $1,787,000 is outstanding as of December 31, 1996. The balance of the funds available under the line are restricted to the acquisition or construction of new fast lube Centers. Under the Fast Lube Supply Agreement, the Company is required to purchase at least 85% of the petroleum products for such Centers from the supplier, the Company is required to meet certain minimum annual purchase requirements and the Company is required to feature its products in such Centers.

     Another motor oil supplier has provided financing for Company-owned Centers where the Company agrees to feature its products. The amount of the financing ranges from $30,000 to $45,000 per Center depending on the expected usage at the Center. The advances are amortized based on the Company's purchases of its products. Similar oil company financing is expected to be available for any new Company-owned Centers acquired and existing Company-owned Centers where the Company does not have a supply agreement or where the existing supply agreement may be canceled.

     The growth of the Grease Monkey system is dependent on the ability of GMI and its franchisees to obtain real estate development capital. Historically, Grease Monkey Centers have been built utilizing build-to-suit services, whereby the land is purchased and the building is constructed to GMI's specifications, then leased to GMI or to a franchisee, by a third party. Recently, franchisees have moved toward purchasing and developing the real estate for their own account, thereby creating greater value in their business.

LIQUIDITY

     Cash provided by operations during 1996 was $775,108 as compared to $238,398 provided by operations in 1995. The increase is primarily a result of new franchise sales.

     Cash used for investing activities was $1,251,993 in 1996 and $825,966 in 1995. This consisted primarily of cash used for the acquisition of Centers of $394,389 in 1996 and $870,388 in 1995, capital expenditures of $724,861 in 1996 and $218,041 in 1995 (which included computer systems and Center equipment in both years). Also, in 1996, a parcel of land and a building in Warwick, Rhode Island were purchased. The building is recorded as a direct financing lease.
In 1996, $415,000 was advanced to developers under the terms of notes receivable from the developers. The notes are due when the Centers are completed and permanent financing has been obtained. Cash provided by investing activities included receipts on direct financing leases of $177,656 and $181,155 in 1996 and 1995, respectively.

     Cash provided by financing activities was $416,463 in 1996 and $716,104 in 1995. Cash provided by financing activities in 1996 includes proceeds from long-term debt of $1,257,000. Cash provided by financing activities in 1995 includes proceeds from long-term debt of $1,241,880 and the release of restricted cash related to a settlement award. Cash used to reduce long-term debt was $493,249 in 1996 and $350,372 in 1995 and cash used to reduce capital lease obligations was $348,365 in 1996 and $307,669 in 1995.

     The Company does not have any material commitments for capital expenditures at December 31, 1996. The Company believes it has the capital resources and liquidity necessary to meet all of the obligations, debt maturities, and commitments of the Company during 1997.

NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (SFAS 121) was issued in March 1995, by the Financial Accounting Standards Board. It requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 by the Company in the first quarter of 1996 had no effect on the Company's financial statements.

     Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123), was issued by the Financial Accounting Standards Board in October 1995. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. This statement defines a fair value based method of accounting for employee stock option or similar equity instruments, and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures on net income and, if presented, earnings per share, as if the fair value based method of accounting defined by SFAS 123 had been applied. The Company adopted SFAS 123 in the first quarter of 1996 and elected to continue accounting for its employee stock compensation plans using the accounting prescribed by APB Opinion 25.

FORWARD-LOOKING STATEMENTS

     The foregoing discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations. Such statements are dependent on certain risks and uncertainties including such factors among others as, obtaining financing, construction delays that may be encountered in opening new Centers, market or customer acceptance, market demand, competition, pricing, changing regulatory environment, changing economic conditions, risks in new service development, and other risk factors. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

     None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     (a)   IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS.

     On February 6, 1997, Rex L. Utsler resigned as President and Chairman of the Board of Directors. Charles E. Steinbrueck was named President and Chief Executive Officer, and James B. Wallace was named Chairman of the Board of Directors.

           DIRECTORS.

     The present term of office of each director will expire at the next Annual Meeting of Shareholders. The name and position with the Company and age of each director and the period during which each director has served are as follows:

          Name and Position, if                             Director
          any, in the Company            Age                  Since
          ---------------------      -----------         --------------
          James B. Wallace                68                   1991
          (Chairman of the Board)

          Charles E. Steinbrueck          53                   1994
          (President and Chief
          Executive Officer)

          Jerry D. Armstrong              66                   1991

          Jim D. Baldwin                  64                   1994

          Cortlandt S. Dietler            75                   1995

          Wayne H. Patterson              51                   1994

          George F. Wood                  53                   1991

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

          Name of Executive Officer                              Officer
          and Position in Company               Age               Since
          -----------------------          ------------       -------------

          Charles E. Steinbrueck                53                 1997
          (Director, President and Chief
          Executive Officer)

          T. Timothy Kershisnik                 39                 1992
          (Controller, Treasurer and
          Corporate Secretary)

          Darcy A. Erickson                     45                 1993
          (Vice President-Marketing
          and Communications)

          Dennis R. McCarthy                    45                 1994
          (Vice President -
          Franchise Support Services)

          Michael J. Brunetti                   40                 1995
          (Vice President -
          Franchise Development)

           BUSINESS EXPERIENCE.

     The following is a brief account of the business experience for at least the last five years of each director and executive officer of the Company:

          Name of Director
          or Executive Officer       Principal Occupation During the Last Five Years
          --------------------       -----------------------------------------------
          Charles E. Steinbrueck     President and Chief Executive Officer of Grease
                                     Monkey Holding Corporation ("GMHC"), Grease Monkey
                                     International, Inc. ("GMI"), and all other
                                     wholly-owned subsidiaries of the Company, since
                                     February 1997; Managing partner of Retail Venture
                                     Partnership, a partnership specializing in investments
                                     of emerging public companies, since 1993; Founder,
                                     President, and CEO of Pace Membership Warehouse
                                     from 1983 to 1993.

          T. Timothy Kershisnik      Controller and Treasurer of GMHC and GMI since 1992;
                                     and Corporate Secretary of GMHC and GMI since April
                                     1994; employed by KPMG Peat Marwick LLP, an accounting
                                     firm, from 1980 to 1992, and Senior Manager at KPMG
                                     Peat Marwick LLP from 1987 through 1992.

          Darcy A. Erickson          Vice President, Marketing and Communications of GMI
                                     since August 1993; Marketing and Communications Director
                                     of GMI from April 1992 to August 1993; Self-employed as
                                     a marketing and training consultant from 1987 to 1992.

          Dennis R. McCarthy         Vice President, Franchise Support Services of GMI since
                                     April 1994; Southeast Regional Manager of GMI from January
                                     1994 to April 1994; employed by Mobil Corporation, a
                                     diversified oil and gas company, from 1973 to December
                                     1993, most recently as National Lubricants Manager.

          Michael J. Brunetti        Vice President, Franchise Development of GMI since July
                                     1995; Director of Region Development - Western Region
                                     for Moto Photo Inc., a franchisor of photography imaging
                                     centers, from March 1993 to July 1995.  Employed by Taco
                                     Johns International, Inc., a franchisor of fast food
                                     Mexican style restaurants, most recently as Vice President of Franchise Development, from August 1987 to August 1992.




          Jerry D. Armstrong         Partner in Brownlie, Wallace, Armstrong and Bander
                                     Exploration (BWAB), an oil and gas company, since 1992;
                                     Senior Vice President and member of the Board of
                                     Directors of BWAB Incorporated from 1980 to 1992.

          Jim D. Baldwin             Retired President of King Soopers, a retail grocery store
                                     chain owned by Dillon Companies, a subsidiary of The
                                     Kroger Company, from 1979 to 1990.  Mr. Baldwin was with
                                     Dillon Companies for over 40 years.

          Cortlandt S. Dietler       Chairman, President, CEO and Director of TransMontaigne
                                     Oil Company, an oil and gas company, since March 1995;
                                     Chairman and CEO of Associated Natural Gas Corporation,
                                     a gas gathering, processing and marketing company from
                                     1980 to February 1995.  Mr. Dietler is also on the Board
                                     of Directors for the following public companies:  Forest
                                     Oil Corporation, Key Production Company, Inc., PanEnergy
                                     Corporation and Hallador Petroleum Corporation.

          Wayne H. Patterson         Chairman, QuickPen International, a commercial software
                                     and systems company, since December 1992; Principal,
                                     Patterson Consulting, a management consulting firm, since
                                     December 1991; Chairman, Live Entertainment, 1990 to 1991;
                                     Chairman, Pace Membership Warehouse, from 1988 to 1990.

          James B. Wallace           Partner in Brownlie, Wallace, Armstrong and Bander
                                     Exploration (BWAB) since 1992; President and member of the
                                     Board of Directors of BWAB Incorporated from 1980 to 1992.
                                     Mr. Wallace is also a member of the Board of Directors of
                                     Tom Brown, Inc., (a public company).

          George F. Wood             Sole proprietor of Wood and Co., an investment counseling
                                     firm, since 1982.

     (b)  IDENTIFICATION OF SIGNIFICANT EMPLOYEES; BUSINESS EXPERIENCE.

     The following is a brief account of the business experience for at least the last five years of each significant employee (not an officer) of the
Company:


     Name of Employee    Age  Principal Occupation During the Last Five Years
     ----------------    ---  -----------------------------------------------
     Gary L. Wofford      53  Director of GMI's Company Center Operations since
                              December 1996; Consultant to GMI from August 1996 to December 1996; Vice President of Operations and
                              Franchise Services, Taco Johns International,
                              Inc., a franchisor of fast food Mexican style restaurants, from June 1988 to July 1996.

     Jeffrey D. Barkman   42  General Manager of GMI's Company Center Division,
                              from February 1993 to present; Coordinator of Information Systems at GMI from August 1991 to
                              February 1993; Sales Manager for Sage
                              Microsystems, Inc., a software development company, from June 1990 to July 1991.


     (c)  FAMILY RELATIONSHIPS.  None


     (d)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.  None.


     (e)  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of the Company's outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during and for the Company's fiscal year ended December 31, 1996, the directors, officers or more than 10% shareholders of the Company who failed to timely file a Form 3, Form 4 or Form 5 were Michael J. Brunetti who filed a late Form 3 for the grant of stock options on July 25, 1995, Dennis
R. McCarthy who filed a late Form 4 for the purchase of common stock on June 17, 1994, August 2, 1994 and December 26, 1996, and Charles E. Steinbrueck who filed a late Form 4 for the grant of stock options on August 16, 1996.

ITEM 10.  EXECUTIVE COMPENSATION

     (a) and (b) GENERAL AND SUMMARY COMPENSATION TABLE

     The following table shows all plan and non-plan compensation paid by the Company and its subsidiaries for services rendered for the fiscal year ended December 31, 1996, to each of the most highly compensated executive officers of the Company whose total cash compensation exceeded $100,000:

                                  Summary Compensation Table
                                  --------------------------
                                                                          Other Annual
    Name              Principal Position              Year      Salary    Compensation(2)
    ----              ------------------              ----      ------    ---------------
Rex L. Utsler   President and Chairman of the Board
                of Directors of GMHC and GMI(1)       1996     $163,417   $ 11,450

                                                      1995     $157,842   $ 11,328

                                                      1994     $151,522   $ 10,922

(1) Mr. Utsler became Chairman of the Board and President on March 4, 1991, and resigned from such positions on February 6, 1997.

(2) Includes costs of a leased car and the Company's 401(k) matching contribution.

     Effective February 6, 1997, Charles E. Steinbrueck was named President and Chief Executive Officer of the Company. Mr. Steinbrueck's compensation includes an annual salary of $125,000 and the standard benefits provided to employees. Mr. Steinbrueck was also granted five year options to purchase 100,000 shares of the Company's common stock at $1.31 per share. In addition, Mr. Steinbrueck was granted five year options to purchase 650,000 shares of the Company's common stock at $1.31 per share which will vest upon certain performance criteria being achieved. Mr. Steinbrueck also purchased 190,476 newly issued shares of the Company's common stock for $250,000.

     COMPENSATION UNDER PLANS

     On May 4, 1992, GMI adopted the Grease Monkey International, Inc. 401(k) Savings and Retirement Plan and Trust Agreement (the "Plan"), effective as of April 1, 1992. Colorado National Bank Trust and Investment Group is Trustee under the Plan. At present, the Company contributes to the Plan on a quarterly basis in an amount equal to 50% of the employees' contribution, up to a maximum of 6% of the employees' compensation. The Company's contribution is paid with its $0.03 par value common stock valued at market on the date of the contribution. During 1996, the Company contributed 40,616 shares to the Plan at an average of $1.14 per share. During 1995, the Company contributed 11,542 shares to the Plan at an average of $1.82 per share.

     (c) and (d)  STOCK OPTION, GRANTS AND EXERCISES.

     STOCK OPTION PLANS

     The Company adopted the 1986 Incentive Stock Option Plan ("1986 Plan") which was approved by the shareholders on February 17, 1987, in which the employees of the Company and its subsidiaries are eligible to participate. The 1986 Plan authorized the granting of options to purchase up to 66,667 shares of the Company's common stock. No further options can be granted under the 1986 Plan.

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

     The 1986 and 1993 Plans are administered by an Option Committee of not less
than three persons appointed by the Board of Directors.   The members of the
Option Committee for 1996 were Jerry D. Armstrong, Jim D. Baldwin and George F. Wood. The Option Committee met once during 1996. All members were present at the meeting. New members of the Option Committee will be selected after the Annual Meeting of Shareholders.

     The 1994 plan is administered by an Option Committee of not less than three persons appointed by the Board of Directors. The members of the Option Committee are Jack D. Rule, Jr., George H. Fancher, Jr. and Kermit L. Darkey. The Option Committee met once during 1996. All members were present at the meeting. New members of the Option Committee will be selected after the Annual Meeting of Shareholders.

     As a result of rule changes adopted by the Securities and Exchange Commission under Section 16(b) of the Securities Exchange Act of 1934, the Board of Directors amended the 1993 and 1994 Plans. This resulted in the elimination of a separate Option Committee for the 1994 Plan. In 1997, the Option Committee currently administering the 1986 and 1993 Plans will also administer the 1994 Plan.

     The Option Committee selects the persons to whom options are granted, determines the time or times when any option granted becomes exercisable, determines the period within which it becomes exercisable and determines the price per share at which the option is exercisable, provided that no option may be exercised more than 10 years after it is granted and the exercise price must be at least the fair market value of the Company's common stock on the date of the grant. If an employee owns more than 10% of the Company's outstanding common stock, then the Option Committee may grant an incentive option to such employee only if the exercise price of the option is at least 110% of the fair market value of the Company's common stock on the date of the grant. An incentive option granted to any employee owning more than 10% of the Company's outstanding common stock may not be exercisable for longer than five years from the date of the grant.

     Payment for shares of common stock purchased upon exercise of any option must be in full and in cash or, with certain restrictions, the surrender of other shares of common stock of the Company owned by the employee at the time the option is exercised.

                 Option/SAR Grants in Last Fiscal Year

                                Individual Grants
------------------------------------------------------------------------------
       (a)            (b)            (c)            (d)         (e)

                 Number of      % of Total
                 Securities     Options/SARs    Exercise
                 Underlying     Granted to      or Base
                 Options/SARs   Employees in    Price       Expiration
 Name            Granted(#)     Fiscal Year     ($/Sh)      Date
------------------------------------------------------------------------------
 Rex L. Utsler   12,500         12.5%           $1.17       8-15-01

Mr. Utsler did not exercise any options during the year ended December 31, 1996.

     (e)  LONG-TERM INCENTIVE PLAN.  None.

     (f)  COMPENSATION OF DIRECTORS.

     Directors of the Company who are not employees or officers are granted stock options as compensation. Options are granted for services provided as a director, with additional options granted for committee participation. Options for 5,000 shares are granted annually for service as a director, options for 2,500 shares are granted annually for service on the Option/Compensation and Audit Committees and options for 5,000 shares are granted annually for service on the Executive Committee.

     Options to purchase 70,000 shares of common stock at $1.06 per share were granted to non-employee, non-officer directors on August 16, 1996, for services to be provided for the period from June 11, 1996, through the date of the next Annual Meeting of Shareholders. The options were granted at the market value of the Company's common stock on the date of grant (market value being the last trade as of the close of business) and are exercisable for five years.

     (g) EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS. See "Item 12. Certain Relationships and Related Transactions" for information pertaining to a consultant agreement with Rex L. Utsler.

     (h)  REPORT ON REPRICING OF OPTIONS/SARS.  None.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     (a) and (b)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The following table sets forth as of February 28, 1997, the number of shares of the Company's $0.03 par value common stock owned by each person who owned of record, or was known to own beneficially, more than 5% of the number of shares of the Company's outstanding common stock, sets forth the number of shares of the Company's outstanding common stock beneficially owned by each of the Company's directors, and sets forth the number of shares of the Company's common stock beneficially owned by all of the Company's directors and officers as a group:

                                                             Shares Underlying
                                             Shares              Presently
                                            Underlying          Convertible
                              Shares of     Presently       Series C Preferred
            Name of            Common      Exercisable            Stock
           Beneficial          Stock       Options and          and Unpaid       Beneficial     Total     Percent of
            Owner(1)           Owned       Warrants(4)         Dividends(5)      Ownership    Ownership    Class(7)
-------------------------     ---------    -------------    ------------------   ----------   ---------   ----------
First of September
   Corporation(2)            1,479,432       500,000              177,776                -    2,157,208     31.5%

Rex L. Utsler(2)(3)(6)         219,123        62,500                    -        2,157,208    2,438,831     35.6%

Jerry D. Armstrong(2)(3)       179,260        30,000               47,818        2,157,208    2,414,286     35.3%

James B. Wallace(2)(3)         179,261        25,000               24,215        2,157,208    2,385,684     34.8%

Charles E. Steinbrueck(2)      190,476       130,000               35,405                -      355,881      5.2%

Cortlandt S. Dietler(2)         55,556        20,000               18,883                -       94,439      1.4%

George F. Wood(2)               38,639        25,000                4,721                -       68,360        1%

Wayne H. Patterson(2)                -        35,000               23,603                -       58,603       .9%

Jim D. Baldwin(2)                    -        25,000               11,802                -       36,802       .5%

All officers and directors as
   a group (11 persons)        651,792       500,000              175,888        2,157,208    3,766,511       55%

--------------------

To avoid duplication, the aggregate number of shares of common stock and total percentage of all officers and directors as a group have been computed to include only once the shares of common stock beneficially owned by First of September Corporation.

     (1) All beneficial owners listed have sole voting and/or investment power with respect to the shares shown unless otherwise indicated.

     (2) The address for First of September Corporation and Rex L. Utsler is 216 16th Street, Suite 1100, Denver, Colorado 80202. The address for Messrs. Armstrong and Wallace is 475 17th Street, Suite 1300, Denver, Colorado 80202. The address for Charles E. Steinbrueck is 216 16th Street, Suite 1100, Denver, Colorado 80202. The address for Cortlandt S. Dietler is 2750 Republic Plaza, 370 Seventeenth St., Denver, Colorado 80202. The address for George F. Wood is 55 Madison Street, Suite 680, Denver, Colorado 80206. The address for Wayne H. Patterson is 384 Inverness Drive South, Suite 200, Englewood, Colorado 80112. The address for Jim D. Baldwin is 901 Chestnut Trail, Greenwood Village, Colorado 80121.

     (3) Rex L. Utsler, Jerry D. Armstrong and James B. Wallace own a total of 64% of the outstanding stock of First of September Corporation. As such they are deemed to be beneficial owners of the shares of common stock of the Company which are beneficially owned by First of September Corporation.

     (4) Represents shares of common stock underlying presently exercisable options and warrants.

     (5) Represents shares of common stock underlying shares of Series C, 6% Preferred stock with a stated value of $100 per share plus accumulated unpaid dividends, convertible into common stock at $2.50 per share.

     (6) Does not include 3,100 shares held by Mr. Utsler's children, of which he disclaims beneficial ownership.

     (7) Assumes all options and warrants are exercised and all Series C Preferred stock and accumulated dividends are converted.

     (c)  CHANGES IN CONTROL.  None.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On February 5, 1997, the Company entered into a Consultant Agreement with Rex L. Utsler, the Company's former Chairman of the Board, President and Chief Executive Officer. The term of the agreement is from March 4, 1997 through March 3, 1999. The agreement requires Mr. Utsler to perform such duties and services as may be assigned to him from time to time at the direction or request of the Company's President and Chief Executive Officer. For these services, Mr. Utsler will be paid a fee of $16,071 per month, be reimbursed for his expenses incurred on behalf of the Company and receive the medical benefits provided generally to the Company's employees.

     On August 5, 1991, the Company issued warrants to First of September Corporation to purchase 500,000 shares of its common stock for $1.50 per share. In exchange, First of September Corporation provided the Company with a $750,000 line of credit which was repaid on March 23, 1994, and canceled. The warrants were to expire on August 4, 1996, but were extended in March 1996 by the Board of Directors to August 4, 1998, as consideration for First of September Corporation's agreement to cooperate in an equity and debt financing, then under consideration. The increase in the estimated fair value of the warrants of $54,000 was recorded as an increase in stockholder's equity and deferred offering costs. The offering costs were subsequently written off when the proposed financing was abandoned.

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

          (d) Articles of Amendment to the Articles of Incorporation filed August 15, 1996, incorporated by reference to the Quarterly Report on Form 10-
              QSB for the period ended June 30, 1996.

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

     10.  Material Contracts.

          (a) 1986 Incentive Stock Option Plan, incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993.

          (b) 1993 Incentive Stock Option Plan, incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

          (c) Amendment to 1993 Incentive Stock Option Plan.

          (d) 1994 Stock Incentive Plan, incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

          (e) Amendment to 1994 Stock Incentive Plan.

          (f) Lease Agreement dated August 20, 1991, between Clarmont Enterprises, Inc., and Grease Monkey International, Inc., incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

          (g) Amendment Number One dated May 5, 1993, to Lease Agreement dated August 20, 1991, between Venture West Investments Limited (f.k.a. Clarmont Enterprises, Inc.) and Grease Monkey International, Inc., incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

          (h) Loan Documents for $2,400,000 line of credit, incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended June 30, 1995.

          (i) Loan documents for Preferred Risk Loan for $200,000 incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1989:
               1.   Construction Loan Agreement
               2.   Promissory Note
               3.   Promissory Note Clarification
               4.   Deed of Trust
               5.   Assignment of Rents
               6.   Estoppel Certificate
               7.   Quaker State Guaranty
               8.   Guaranty Agreement by Quaker State for
                    benefit of Preferred Risk

          (j) Current form of Grease Monkey Franchise Agreement in effect since April 28, 1994, incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

          (k) Mobil Oil Company Supply Contract dated February 24, 1993, for Center #234 (similar contract form used for all centers), incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

          (l)  Business Loan Agreement with Bank of America for
               $2,000,000 three year line of credit.

          (m)  Consultant Agreement between Grease Monkey Holding
               Corporation and Rex L. Utsler.

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

     Dated:  March 27, 1997

                                       GREASE MONKEY HOLDING CORPORATION,
                                       a Utah corporation

                                       By: /s/ Charles E. Steinbrueck
                                          ---------------------------------
                                          Charles E. Steinbrueck, President
                                           and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Date             Name and Title                  Signature
         ----             --------------                  ---------
   March 27, 1997    CHARLES E. STEINBRUECK,      /s/ Charles E. Steinbrueck
                     Director, President and      -----------------------------
                     Chief Executive Officer          Charles E. Steinbrueck
                     (Principal Executive
                     Officer)

   March 27, 1997    T. TIMOTHY KERSHISNIK,       /s/ T. Timothy Kershisnik
                     Controller, Treasurer and    -----------------------------
                     Corporate Secretary          T. Timothy Kershisnik
                     (Principal Financial and
                     Accounting Officer)

   March 27, 1997    JAMES B. WALLACE, Director   /s/ James B. Wallace
                     and Chairman of the Board    -----------------------------
                                                  James B. Wallace

   March 27, 1997    JERRY D. ARMSTRONG,          /s/ Jerry D. Armstrong
                     Director                     -----------------------------
                                                  Jerry D. Armstrong

   March 27, 1997    JIM D. BALDWIN, Director
                                                  -----------------------------
                                                  Jim D. Baldwin

   March 27, 1997    CORTLANDT S. DIETLER,        /s/ Cortlandt S. Dietler
                     Director                     -----------------------------
                                                  Cortlandt S. Dietler

   March 27, 1997    WAYNE H. PATTERSON,          /s/ Wayne H. Patterson
                     Director                     -----------------------------
                                                  Wayne H. Patterson

   March 27, 1997    GEORGE F. WOOD, Director     /s/ George F. Wood
                                                  -----------------------------
                                                  George F. Wood

                          Independent Auditors' Report




THE BOARD OF DIRECTORS AND STOCKHOLDERS
GREASE MONKEY HOLDING CORPORATION:


We have audited the accompanying consolidated balance sheets of Grease Monkey Holding Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ending December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grease Monkey Holding Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ending December 31, 1996, in conformity with generally accepted accounting principles.



                                             KPMG Peat Marwick LLP

Denver, Colorado
March 7, 1997

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            DECEMBER 31,
                                                     -------------------------
                                                        1996           1995
                                                     -----------    ----------
 Current Assets:
   Cash  . . . . . . . . . . . . . . . . . . . .  .  $   324,745       385,167
   Restricted cash including certificates of
    deposit . . . . . . . . . . . . . . . . . . . .       34,927        32,232
   Accounts receivable, net of allowance for
    doubtful accounts of $252,795 in 1996
    and $399,141 in 1995. . . . . . . . . . . . . .    1,042,259     1,123,267
   Current portion of notes receivable, net of
    allowance for uncollectible amounts (Note D). .      500,705       105,584
   Current portion of net investment in
    direct financing leases (Note F). . . . . . . .      225,053       187,195
   Inventories. . . . . . . . . . . . . . . . . . .      887,203       697,383
   Prepaid expenses and supplies. . . . . . . . . .      125,208       155,661
                                                     -----------    ----------

   TOTAL CURRENT ASSETS                                3,140,100     2,686,489
                                                     -----------    ----------
 Property and Equipment, at Cost, Pledged
  (Notes E and F):
   Land. . . . . . . . . . . . . . . . . . . . . .       445,917       152,079
   Buildings (including buildings under capital
    leases). . . . . . . . . . . . . . . . . . . .     5,728,492     5,294,542
   Furniture and fixtures. . . . . . . . . . . . .       562,235       486,648
   Leasehold improvements. . . . . . . . . . . . .       662,001       630,073
   Machinery and equipment . . . . . . . . . . . .     1,735,844     1,454,289
                                                     -----------    ----------
                                                       9,134,489     8,017,631
   Less accumulated depreciation and
    amortization . . . . . . . . . . . . . . . . .    (3,540,784)   (3,061,632)
                                                     -----------    ----------

   NET PROPERTY AND EQUIPMENT                          5,593,705     4,955,999
                                                     -----------    ----------

 Other Assets:
   Net investment in direct financing leases
    (Note F) . . . . . . . . . . . . . . . . . . .     3,499,162     3,331,596
   Notes receivable, net of allowance for
    uncollectible amounts (Note D) . . . . . . . .       270,761        99,036
   Deferred franchising costs  . . . . . . . . . .       211,849       159,788
   Goodwill and covenants not to compete, net of
    accumulated amortization of $966,729 in
    1996 and $746,793 in 1995. . . . . . . . . . .     2,401,586     1,588,348
   Real estate held for sale . . . . . . . . . . .             -       173,500
   Other assets, net of accumulated amortization
    of $141,355 in 1996 and $120,713 in 1995 . . .        99,960       150,877
                                                     -----------    ----------

     TOTAL OTHER ASSETS                                6,483,318     5,503,145
                                                     -----------    ----------

                                                     $15,217,123    13,145,633
                                                     -----------    ----------
                                                     -----------    ----------

                           (continued on next page)

              GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            DECEMBER 31,
                                                     -------------------------
                                                         1996          1995
                                                     -----------    ----------

 Current Liabilities:
   Accounts payable  . . . . . . . . . . . . .       $ 1,043,149       773,983
   Accrued salaries and wages. . . . . . . . .           203,073       191,116
   Other accrued liabilities . . . . . . . . .           347,158       218,426
   Current portion of long-term debt (Note E).         1,066,283       420,887
   Current portion of obligations under
    capital leases (Note F). . . . . . . . . .           427,917       363,209
                                                     -----------    ----------
     TOTAL CURRENT LIABILITIES . . . . . . . .         3,087,580     1,967,621
                                                     -----------    ----------
 Long-Term Debt (Note E) . . . . . . . . . . .         3,126,148     2,223,817

 Obligations Under Capital Leases (Note F) . .         6,649,017     6,374,027

 Deferred Franchise Sales Revenue. . . . . . .           907,371       655,553

 Stockholders' Equity (Note G):
   Series C Preferred stock, stated value of
    $100.00 per share, 20,896 and 20,958
    shares issued and outstanding in 1996
    and 1995, respectively . . . . . . . . . .        2,089,638      2,095,838
   Common stock, par value $0.03, 20,000,000
    shares authorized, 4,379,860 and
    4,336,764 shares issued and outstanding
    in 1996 and 1995, respectively . . . . . .          131,396        130,103
   Capital in excess of par value  . . . . . .        5,877,670      5,773,248
   Accumulated deficit . . . . . . . . . . . .       (6,651,697)    (6,074,574)
                                                     -----------    ----------
     TOTAL STOCKHOLDERS' EQUITY. . . . . . . .        1,447,007      1,924,615

 Commitments and Contingencies
  (Notes F and J). . . . . . . . . . . . . . .
                                                     -----------    ----------
                                                     $15,217,123    13,145,633
                                                     -----------    ----------
                                                     -----------    ----------




            See notes to the consolidated financial statements

              GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          YEARS ENDED DECEMBER 31,
                                                 -------------------------------------
                                                       1996       1995          1994
                                                 -----------   ----------   ----------
Operating Revenue:
  Royalty fees  . . . . . . . . . . . . . . .    $ 3,143,933    3,211,716    3,052,044
  Franchise sales - center openings . . . . .        183,300      430,110      385,219
  Product and equipment revenue . . . . . . .        776,333    1,021,730    1,260,055
  Sales by Company-owned Centers  . . . . . .     14,416,201   12,462,632   12,319,572
  Leasing revenue . . . . . . . . . . . . . .      1,434,086    1,391,886    1,671,234
  Other . . . . . . . . . . . . . . . . . . .        188,940      150,069      130,210
                                                 -----------   ----------   ----------
                                                  20,142,793   18,668,143   18,818,334
                                                 -----------   ----------   ----------
Operating Expenses:
  Franchise costs - center openings . . . . .         32,843       99,771       80,195
  Product and equipment costs . . . . . . . .        340,300      558,546      754,673
  Company-owned Centers . . . . . . . . . . .     12,404,772   10,817,307   10,584,850
  Leasing expense . . . . . . . . . . . . . .      1,376,677    1,401,978    1,588,918
  General and administrative expenses
   (Note H) . . . . . . . . . . . . . . . . .      4,740,381    4,110,166    4,375,663
  Provision for credit losses . . . . . . . .        206,221      151,800      112,509
  Depreciation  . . . . . . . . . . . . . . .        694,241      638,352      619,047
  Amortization  . . . . . . . . . . . . . . .        245,454      177,553      152,603
                                                 -----------   ----------   ----------
                                                  20,040,889   17,955,473   18,268,458
                                                 -----------   ----------   ----------
Operating income  . . . . . . . . . . . . . .        101,904      712,670      549,876
                                                 -----------   ----------   ----------
Other income (expense):
  Gain (loss) on sale/disposition of centers.        (83,780)      31,705      (12,792)
  Undeveloped franchise licenses canceled . .         27,563       18,075       98,287
  Interest income . . . . . . . . . . . . . .         37,186       37,845       50,076
  Interest expense (Note F) . . . . . . . . .       (659,996)    (562,105)    (545,881)
                                                 -----------   ----------   ----------
                                                    (679,027)    (474,480)    (410,310)
                                                 -----------   ----------   ----------
Net income (loss) . . . . . . . . . . . . . .    $  (577,123)     238,190      139,566
                                                 -----------   ----------   ----------
                                                 -----------   ----------   ----------
Earnings (loss) per common share (Note B) . .    $     (0.16)        0.03           *
                                                 -----------   ----------   ----------
                                                 -----------   ----------   ----------

Weighted average shares outstanding . . . . .      4,361,163     4,354,680   4,288,946
                                                 -----------   ----------   ----------
                                                 -----------   ----------   ----------

*  Less than $.01 income per share.

              See notes to the consolidated financial statements

GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                  Preferred Stock                    Common Stock
                                        --------------------------------- --------------------------------
                                                                            Number              Capital in
                                        Number of           Subscriptions     of                 Excess of  Accumulated
                                         Shares     Amount    Receivable    Shares     Amount    Par Value    Deficit       Total
                                         ------   ----------   --------   ---------   --------   ---------   ----------   ---------
Balance at December 31, 1993...........   9,360   $  936,000    789,000   4,253,691   $127,611   5,765,475   (6,452,330)  1,165,756
Issuance of common stock
 pursuant to employee benefit plan.....    -            -          -         12,981        389      29,131         -         29,520
Issuance of Series C Preferred
 stock, net of offering costs..........  13,000    1,300,000   (789,000)       -          -       (162,100)        -        348,900
Conversion of Series C
 Preferred stock to common
 stock, including payment
 of accumulated dividends..............    (155)     (15,500)      -          6,199        186      14,412         -           (902)
Issuance of common stock, pursuant
 to the cancellation of undeveloped
 franchise licenses....................    -            -          -         11,200        336      19,264         -         19,600
Issuance of common stock upon
 exercise of employee stock options....    -            -          -         30,000        900      60,540         -         61,440
Common stock reacquired and canceled...    -            -          -         (8,712)      (261)    (19,340)        -        (19,601)
Net income.............................    -            -          -           -          -              -      139,566     139,566
                                         ------   ----------   --------   ---------   --------   ---------   ----------   ---------
Balance at December 31, 1994...........  22,205    2,220,500       -      4,305,359    129,161   5,707,382   (6,312,764)  1,744,279
Issuance of common stock pursuant
 to employee benefit plan..............    -            -          -         11,542        346      20,682         -         21,028
Conversion of Series C Preferred
 stock to common stock, including
 payment of accumulated dividends......  (1,247)    (124,662)      -         49,863      1,496     113,224         -         (9,942)
Offering costs of Series C
 Preferred stock.......................    -            -          -           -          -         (7,500)        -         (7,500)
Common stock reacquired and canceled...    -            -          -        (30,000)      (900)    (60,540)        -        (61,440)
Net income.............................    -            -          -           -          -           -         238,190     238,190
                                         ------   ----------   --------   ---------   --------   ---------   ----------   ---------
Balance at December 31, 1995...........  20,958    2,095,838       -      4,336,764    130,103   5,773,248   (6,074,574)  1,924,615
Issuance of common stock pursuant
 to employee benefit plan..............    -            -          -         40,616      1,219      45,025         -         46,244
Conversion of Series C Preferred stock
 to common stock, including payment
 of accumulated dividends..............     (62)      (6,200)      -          2,480         74       5,397         -           (729)
Increase in fair value of
 warrants extended.....................    -            -          -           -          -         54,000         -         54,000
Net loss...............................    -            -          -           -          -           -        (577,123)   (577,123)
                                         ------   ----------   --------   ---------   --------   ---------   ----------   ---------
Balance at December 31, 1996...........  20,896   $2,089,638       -      4,379,860   $131,396   5,877,670   (6,651,697)  1,447,007
                                         ------   ----------   --------   ---------   --------   ---------   ----------   ---------
                                         ------   ----------   --------   ---------   --------   ---------   ----------   ---------

             See notes to the consolidated financial statements

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                            1996         1995        1994
                                                         ---------     --------    --------
 Cash flows from operating activities:
   Net income (loss)..................................   $(577,123)     238,190     139,566
   Adjustments to reconcile net
    income (loss) to net cash provided
    by operating activities:
      Increase in deferred franchise sales
        revenue.......................................     541,400      129,000     493,000
      Franchise sales revenue recognized -
       center openings................................    (183,300)    (430,110)   (385,219)
      Increase in deferred franchising costs..........    (111,141)     (78,130)    (77,272)
      Franchise costs recognized - center
       openings.......................................      32,843       99,771      80,195
      Provision for credit losses.....................     206,221      151,800     112,509
      Loss realized on retirement of property and
        equipment.....................................       1,110       18,130       7,938
      Depreciation and amortization...................     939,695      815,905     771,650
      Loss (gain) on sale of centers..................      58,421      (31,705)     12,792
      Payments on settlement agreement................         -            -      (425,686)
      Undeveloped franchise licenses canceled.........     (27,563)     (18,075)    (98,287)
      Interest on litigation award....................         -         20,723      22,081
      Increase in fair value of warrants
       extended.......................................      54,000          -           -
      Other, net......................................         380       17,113     (70,252)

      Change in assets and liabilities:
        Increase in accounts receivable...............    (448,549)    (422,484)   (279,576)
        Decrease in notes receivable..................       8,456       29,150      80,062
        Decrease (increase) in inventories............    (153,658)     (13,513)     76,614
        Decrease (increase) in prepaid expenses
         and supplies.................................      30,453      (30,634)     71,631
        Increase (decrease) in accounts payable.......     273,797     (194,363)   (103,493)
        Increase (decrease) in accrued salaries
         and wages and other accrued
         liabilities..................................     129,666      (62,370)     32,293
                                                         ---------     --------    --------
           Net cash provided by operating
            activities................................   $ 775,108      238,398     460,546
                                                         ---------     --------    --------

                                      (Continued on next page)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                               YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                            1996         1995        1994
                                                        -----------   ---------   ---------
 Cash flows from investing activities:
   Principal receipts on direct financing leases....    $   177,656     181,155     204,098
   Acquisition of centers...........................       (394,389)   (870,388)        -
   Sale of centers..................................         75,354     123,233      21,050
   Capital expenditures.............................       (724,861)   (218,041)   (252,049)
   Notes receivable from developers.................       (415,000)        -           -
   Decrease (increase) in other assets..............         29,247     (41,925)    (19,315)
                                                        -----------   ---------   ---------
     Net cash used in investing activities..........     (1,251,993)   (825,966)    (46,216)
                                                        -----------   ---------   ---------
 Cash flows from financing activities:
   Proceeds from long-term debt.....................      1,257,000   1,241,880         -
   Principal payments on long-term debt.............       (493,249)   (350,372)   (432,403)
   Principal payments on capital lease
    obligations.....................................       (348,365)   (307,669)   (320,582)
   Payments on notes payable to a related party.....            -           -      (378,000)
   Issuance of preferred stock, net of offering
    costs...........................................            -        (7,500)  1,137,900
   Payment of accumulated dividends upon
    conversion of preferred stock to common
    stock...........................................           (729)     (9,942)       (902)
   Settlement of lease obligations..................            -           -       (25,000)
   Decrease (increase) in restricted cash...........         (2,694)    149,407    (130,248)
   Increase (decrease) in lease deposit
    obligations.....................................          4,500         300     (21,560)
                                                        -----------   ---------   ---------
     Net cash provided by (used in)
       financing activities.........................        416,463     716,104    (170,795)
                                                        -----------   ---------   ---------

 Net increase (decrease) in cash....................        (60,422)    128,536     243,535

 Cash, beginning of year............................        385,167     256,631      13,096
                                                        -----------   ---------   ---------

 Cash, end of year..................................    $   324,745     385,167     256,631
                                                        -----------   ---------   ---------
                                                        -----------   ---------   ---------
 Supplemental disclosures of cash flow
  information -
   Cash paid during the year for interest...........    $ 1,066,840     955,889   1,002,206
                                                        -----------   ---------   ---------
                                                        -----------   ---------   ---------

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

     The principal markets in which Grease Monkey operates include twenty-eight states and Mexico with concentrations in California, Colorado, Iowa, Indiana, North Carolina, New Jersey, Ohio, Pennsylvania, South Carolina, Texas, Virginia and Washington.

     The following table summarizes the number of Grease Monkey Centers in operation during the last three fiscal years:

                                                     December 31,
                                                 ------------------------
                                                 1996      1995      1994
                                                 ----      ----      ----
 Franchised Grease Monkey Centers  . . . .        184       181       176
 Company-owned Grease Monkey Centers . . .         31        29        29
                                                  ---       ---       ---
 Total Grease Monkey Centers in operation
  at year end. . . . . . . . . . . . . . .        215       210       205
                                                  ---       ---       ---
                                                  ---       ---       ---

Included in Franchised Grease Monkey Centers are twenty centers in 1996, sixteen centers in 1995 and nine centers in 1994 located in Mexico.

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION -- The consolidated financial statements include the accounts of GMHC and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

     RESTRICTED CASH - Included in restricted cash at December 31, 1996 and 1995, is a certificate of deposit pledged to secure long-term debt with a balance of $33,000 and $32,000, respectively.

     INVENTORIES - Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market. Inventories consist primarily of automotive service products and promotional materials.

     NET INVESTMENT IN DIRECT FINANCING LEASES AND OBLIGATIONS UNDER CAPITAL LEASES - The Company has entered into leasing arrangements with franchisees of Grease Monkey Centers. In some cases, the Company leases the property from an outside party and, in turn, sublets the property to the franchisee. Certain of these leases and subleases meet the criteria of capitalized leases and direct financing leases. In addition, the Company leases buildings at certain Company-owned Grease Monkey Centers. Certain of these leases are capital leases. Capital leases are recorded at the lesser of the building's fair market value at the inception of the lease or the net present value of the minimum lease payments.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Buildings accounted for
 as capitalized leases. . .   term of the lease (generally 15 to 20 years)
Buildings . . . . . . . . .   20 years
Furniture and fixtures. . .   10 years
Leasehold improvements. . .   term of the lease (generally 15 to 20 years)
Machinery and equipment . .   5 to 10 years

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

     IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF - The Company reviews its long-lived assets and intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

     Based upon many factors, including the age of amounts owed the Company, the extent of collateralization, and historical performance, the Company may place certain financially troubled franchisees on a non-accrual status. During 1996, approximately $112,000 ($171,000 in 1995 and $133,000 in 1994) in estimated royalty revenue was not recognized as a result of the non-accrual policy. The Company actively pursues collection of all receivables, including receivables that are not recognized as income until collected.

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

     COMPANY-OWNED CENTERS - At December 31, 1996, the Company owned 31 Grease Monkey Centers. The combined revenue and expenses (excluding depreciation, amortization and interest expense) for those Grease Monkey Centers operated by the Company are reported on the Consolidated Statements of Operations as Company-owned Centers.

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

     STOCK OPTION PLAN - Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures.

     EARNINGS (LOSS) PER SHARE - Primary earnings (loss) per share is determined based on the number of common and common equivalent shares outstanding and is adjusted for the assumed conversion of shares issuable upon exercise of options and warrants, after the assumed repurchase of common shares with the related proceeds. Earnings (loss) per share for all periods was computed after reduction for preferred stock dividend requirements ($125,766 in 1996, $126,632 in 1995 and $121,202 in 1994). The assumed conversion of preferred stock was anti-dilutive for all periods presented.

     RECLASSIFICATIONS - Certain amounts in the 1994 and 1995 financial statements have been reclassed to conform to the 1996 presentation.

C.   ACQUISITIONS

     During 1996, the Company acquired seven Grease Monkey Centers from franchisees (five foreclosed Centers and two purchased Centers). The Company foreclosed on amounts due the Company, received a note receivable and assumed liabilities resulting in total consideration of $260,158 for the five foreclosed Centers, and paid cash and assumed liabilities for total consideration of $1,604,521 for the two purchased Centers.

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

D.   NOTES RECEIVABLE

Notes Receivable consist of the following:

                                                         December 31
                                                    ---------------------
                                                      1996         1995
                                                    ---------     -------
 Notes receivable from franchisees.  Both
   interest and non-interest bearing with
   interest rates ranging from 6% to 8% at
   December 31, 1996.  Due in monthly
   installments of approximately $7,200
   including interest (maturities range
   through March 2006).  Generally
   collateralized by franchise rights,
   property and equipment of Grease Monkey
   Centers, and undeveloped licenses . . . . . . .  $ 304,714     191,401
 Notes receivable from franchisees.  Both
   interest and non-interest bearing with
   interest rates of 8% at December 31, 1996. Due
   in monthly installments of approximately
   $2,400 (maturities range through August
   2001). Unsecured. . . . . . . . . . . . . . . .     52,006      64,315
 Notes receivable from developers. Interest
   at 9%. Monthly payments of interest only,
   with principal due April 1997 . . . . . . . . .    415,000           -
 Other notes receivable.  Both interest and
   non-interest bearing with interest rates
   ranging from 7% to 8% at December 31, 1996
   (maturities range through February 2006). . . .    145,190      35,533
                                                    ---------     -------
                                                      916,910     291,249
 Less allowance for uncollectible amounts. . . . .   (145,444)    (86,629)
 Less current portion  . . . . . . . . . . . . . .   (500,705)   (105,584)
                                                    ---------     -------
                                                    $ 270,761      99,036
                                                    ---------     -------
                                                    ---------     -------

Maturities of notes receivable (excluding the allowance for uncollectible amounts) are as follows:


  Year Ended
 December 31,
 ------------
   1997. . . . . . . . . . . . . . . . . .  $530,709
   1998. . . . . . . . . . . . . . . . . .    83,294
   1999. . . . . . . . . . . . . . . . . .    75,526
   2000. . . . . . . . . . . . . . . . . .    66,600
   2001. . . . . . . . . . . . . . . . . .    48,696
   Thereafter. . . . . . . . . . . . . . .   112,085
                                            --------
                                            $916,910
                                            --------
                                            --------

E.   LONG-TERM DEBT

Long-term debt consists of the following:

                                                          December 31
                                                    -----------------------
                                                       1996          1995
                                                    -----------   ---------
 Notes payable under an aggregate line of credit
   of $2,400,000 with interest at 9%, maturing
   in June 2005, secured by conditional
   assignment of leases and lubrication
   equipment and restricted to the acquisition
   or development of Grease Monkey Centers . . . .  $ 1,787,312    1,572,878

 Notes payable to oil suppliers which are non-
   interest bearing and amortized based on
   product purchases, maturing at various times
   through August 2006, secured by lubrication
   equipment at Grease Monkey Centers having a
   net book value of $291,023 at December 31,
   1996  . . . . . . . . . . . . . . . . . . . . .      402,447      416,742

 Notes payable with interest rates ranging from
   8.5% to 12%, maturing at various times through
   July 2011, including a balloon payment of
   $93,582 in August 1997, secured by mortgages
   on real property and lubrication equipment
   having a net book value of $1,137,552 at
   December 31, 1996 . . . . . . . . . . . . . . .      619,464      386,031

 Notes payable with interest rates ranging from
   7.5% to 12%, maturing at various times through
   April 2008, secured by assets at Grease Monkey
   Centers having a net book value of $1,284,834
   at December 31, 1996. . . . . . . . . . . . . .      784,051      165,137

 Notes payable under a line of credit of
   $2,000,000 guaranteed by a motor oil supplier
   with interest at 9% (including a guarantee fee
   of 3.3%) expires in May 1999, and is
   restricted to the development of Grease Monkey
   Centers . . . . . . . . . . . . . . . . . . . .      415,000            -

 Other long-term debt. . . . . . . . . . . . . . .      184,157      103,916
                                                    -----------    ---------

                                                      4,192,431    2,644,704

 Less current portion. . . . . . . . . . . . . . .   (1,066,283)    (420,887)
                                                    -----------    ---------
                                                    $ 3,126,148    2,223,817
                                                    -----------    ---------
                                                    -----------    ---------

Aggregate maturities of long-term debt as of December 31, 1996, are as follows:

  Year Ended
 December 31,
 ------------
 1997. . . . . . . . . . . . . . . .  $1,066,283
 1998. . . . . . . . . . . . . . . .     407,995
 1999. . . . . . . . . . . . . . . .     492,003
 2000. . . . . . . . . . . . . . . .     338,051
 2001. . . . . . . . . . . . . . . .     341,571
 Thereafter  . . . . . . . . . . . .   1,546,528
                                      ----------
                                      $4,192,431
                                      ----------
                                      ----------

F.   LEASES

     The Company is a party to a number of leases, as described below.

     As lessee, the Company leases certain Grease Monkey Center sites and office space under operating lease agreements. Lease terms range from one to twenty years. The Company pays the property taxes, insurance, and maintenance costs related to the leased property where applicable. Rent expense under operating leases was $2,524,578 for 1996, $2,274,542 for 1995 and $2,379,746 for 1994.

     The Company also leases additional Grease Monkey Center sites under capital lease agreements. These sites are either sublet to franchisees or operated as Company-owned Centers. The typical lease period is 15 to 20 years and some leases contain renewal options. These leases are accounted for as capital leases and are capitalized using interest rates appropriate at the inception of each lease.

     As lessor, the Company sublets 27 Grease Monkey Center sites to franchisees. The typical sublease period coincides with the primary lease term, and some leases contain renewal options. The franchisees pay the property taxes, insurance and maintenance costs related to the leased property. Certain of the subleases are accounted for as direct financing leases. In those cases where the Company subleases only land, or the lease or sublease does not meet the criteria for capitalization, the sublease is accounted for as an operating lease.

     The Company has guaranteed leases for four of its franchisees. At December 31, 1996, the aggregate contingent liability under the lease guarantees amounted to approximately $1,139,000.

     Future minimum commitments under leasing arrangements for Grease Monkey Centers at December 31, 1996, are as follows:

                                     Payable as Lessee                    Receivable as Lessor
                                 ----------------------------         -----------------------------
         Years Ended               Capital          Operating          Capital            Operating
        December 31,               Leases            Leases            Leases               Leases
        ------------             -----------       ----------         ---------           ---------
 1997. . . . . . . . . . . . .   $ 1,208,086        2,247,014           644,217           1,166,479

 1998. . . . . . . . . . . . .     1,240,642        2,045,389           659,172             935,595

 1999. . . . . . . . . . . . .     1,198,414        1,935,337           631,862             841,437

 2000. . . . . . . . . . . . .     1,211,794        1,881,699           639,524             856,957

 2001. . . . . . . . . . . . .     1,221,393        1,759,887           649,976             855,936

 Thereafter. . . . . . . . . .     6,034,774        8,136,490         3,247,107           3,669,608
                                 -----------      -----------       -----------          ----------

 Total minimum commitments . .    12,115,103      $18,005,816         6,471,858          $8,326,012
                                                  -----------                            ----------
                                                  -----------                            ----------
 Less portion representing
   interest. . . . . . . . . .    (5,038,169)                        (2,747,643)
                                 -----------                        -----------
 Present value of net
   minimum commitments . . . .     7,076,934                          3,724,215

 Less current portion  . . . .      (427,917)                          (225,053)
                                 -----------                        -----------
 Non-current portion . . . . .   $ 6,649,017                        $ 3,499,162
                                 -----------                        -----------
                                 -----------                        -----------

Amounts capitalized for Centers under capital leases are included in buildings (primarily representing Company Centers) and as the net investment in direct financing leases (representing centers subleased to franchisees). The following is a summary of Grease Monkey Centers under capital leases included in buildings:

                                                   December 31,
                                            ---------------------------
                                               1996             1995
                                            -----------      ----------
 Buildings . . . . . . . . . . . . . .      $ 3,877,414       3,466,964
 Less accumulated depreciation . . . .       (1,209,035)     (1,141,482)
                                            -----------      ----------
                                            $ 2,668,379       2,325,482
                                            -----------      ----------
                                            -----------      ----------

     Interest expense attributable to leases for Centers sublet to franchisees is included in leasing expense in the accompanying financial statements. Interest expense attributable to capital leases of Company Centers is included in interest expense in the accompanying financial statements and amounted to $364,041 $360,783 and $383,429 in 1996, 1995 and 1994, respectively.

     The Company leases its office space and training facility under a lease expiring in June 1998. Rent under the lease is approximately $18,000 per month.

G.   STOCKHOLDERS' EQUITY

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

     The Company's Series C, 6% cumulative, Preferred stock is redeemable at the option of the Company upon 60 days prior written notice after December 31, 1996. At the option of the holder, at any time prior to the close of business on the redemption date, each share of Series C Preferred stock, plus any accumulated unpaid dividends, may be converted into shares of common stock at a conversion price of $2.50 per share of common stock. In December of 1994, 155 shares of Series C Preferred stock were converted into 6,199 shares of common stock and related dividends of $902 were paid in cash. During 1995, 1,247 shares of Series C Preferred stock were converted into 49,863 shares of common stock and related dividends of $9,942 were paid in cash. During 1996, 62 shares of Series C Preferred stock were converted into 2,480 shares of common stock and related dividends of $729 were paid in cash. As of December 31, 1996, accumulated unpaid dividends totaled $381,567.

     On August 5, 1991, the Company issued warrants to purchase 500,000 shares of its common stock for $1.50 per share to First of September Corporation, the Company's majority shareholder. In exchange, First of September Corporation provided the Company with a $750,000 line of credit which was repaid on March 23, 1994, and canceled. The warrants were to expire on August 4, 1996, but were extended in March 1996 by the Board of Directors to August 4, 1998, as consideration for First of September Corporation's agreement to cooperate in an equity and debt financing, then under consideration. The increase in the estimated fair value of the warrants of $54,000 was recorded as an increase in stockholder's equity and deferred offering costs. The offering costs were subsequently written off when the proposed financing was abandoned.

     The Company has an employee deferred compensation 401(k) plan and matches employee contributions to this plan in an amount equal to 50% of the employees' contribution, up to a maximum of 6% of the employees' compensation. The Company's contribution is paid with its $0.03 par value common stock (net of forfeitures) valued at market on the date of the contribution. During 1996, 1995 and 1994, the Company contributed 40,616, 11,542 and 12,981 shares to this plan at an average of $1.14, $1.82 and $2.27 per share, respectively.

     At December 31, 1996, the Company has three stock-based compensation plans. Under the terms of the 1986 and 1993 Plans, the Company may grant incentive stock options to officers and employees on terms and conditions determined by the Option Committee. Options are granted at an exercise price equal to market value on the date of the grant, are exercisable immediately, expire five years from the date of grant and expire upon termination of employment. The 1986 Plan reserved 66,667 shares and the 1993 Plan reserved 300,000 shares for grant under the Plan. No further options can be granted under the 1986 Plan. Under the terms of the 1994 Plan, the Company may grant to officers, directors, consultants and employees, on terms and conditions determined by the Option Committee, incentive stock options, cash awards, stock bonuses or stock appreciation rights. Options granted under the 1994 Plan cannot be exercisable for more than ten years and the exercise price must be at least 100% of the fair market value of the Company's common stock on the date of the grant. The 1994 Plan reserved 500,000 shares for grant or awards under the Plan.

     The Company applies APB Opinion No. 25 and the related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with FASB No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the proforma amounts indicated below:

                                              1996            1995
                                            ---------       --------
 Net income (loss)      As Reported (net    $(702,889)      $111,558
                        of preferred
                        stock dividends)
                        Pro forma           $(750,717)      $  3,246

 Earnings (loss) per
  common share          As Reported         $   (0.16)      $   0.03

                        Pro forma           $   (0.17)      $      *

*  Less than $.01 per share

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996; no dividend yield; expected volatility ranging from 25 to 32 percent; risk free interest rate of approximately 6 percent; and expected lives of five years.

     A summary of the status of the Company's three fixed stock option plans as of December 31, 1996, 1995 and 1994, and changes during the years ended on those dates is presented below:


                                                        Shares
                                                     Outstanding         Weighted
                                         Shares          and             Average
                                        Reserved     Exercisable     Exercise Price
                                        --------     -----------     --------------
Balances at December 31, 1993 . . . .    363,333        42,035            2.08
  Additional shares reserved  . . . .    500,000
  Granted . . . . . . . . . . . . . .       -          332,000            2.19
  Exercised . . . . . . . . . . . . .    (30,000)      (30,000)           2.05
  Canceled  . . . . . . . . . . . . .       -          (52,268)           2.17
                                         -------      --------            ----
Balances at December 31, 1994 . . . .    833,333       291,767            2.19
  Granted . . . . . . . . . . . . . .       -          577,666            1.82
  Canceled  . . . . . . . . . . . . .       -         (332,767)   (1)     2.20
                                         -------      --------            ----
Balances at December 31, 1995 . . . .    833,333       536,666            1.79
  Granted . . . . . . . . . . . . . .       -          182,200            1.07
  Canceled  . . . . . . . . . . . . .       -          (52,633)           1.62
  Expired . . . . . . . . . . . . . .       (133)
                                         -------      --------            ----
Balances at December 31, 1996 . . . .    833,200       666,233            1.60
                                         -------      --------            ----
                                         -------      --------            ----

                                           1996         1995
                                         -------      --------
Weighted-average fair value of
options granted during the year . . .    $0.42          $0.68

(1) Includes 291,666 of previously granted options with exercise prices of $1.88 to $2.53 per share, which were canceled and a corresponding number of options granted at $1.75 per share.


The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                       Options Outstanding and Exercisable
                 ----------------------------------------------
                    Number         Weighted-
                 Outstanding       Average
  Range of           and          Remaining         Weighted-
  Exercise       Exercisable     Contractual         Average
   Prices        at 12/31/96        Life         Exercise Price
------------     -----------     -----------     --------------
$1.06 - 1.17       172,200       4.63 years          $1.07
 1.59 - 1.75       424,033       3.57                 1.72

        2.22        70,000       3.30                 2.22
                   -------
 1.06 - 2.22       666,233       3.82                 1.60
                   -------
                   -------

H.   GENERAL AND ADMINISTRATIVE EXPENSES

     The following is a summary of general and administrative expenses:

                                              Years Ended December 31,
                                      --------------------------------------
                                         1996           1995          1994
                                      ----------     ---------     ---------
Salaries, wages and
  personnel expenses  . . . . . .     $2,007,997     1,992,406     1,980,837
Travel and entertainment
  expenses  . . . . . . . . . . .        375,460       357,140       409,257
Office expenses . . . . . . . . .        648,552       611,998       656,563
Franchise development and
  training expenses . . . . . . .         48,555        55,139        51,920
Franchise sales and
  promotional expenses  . . . . .         90,439        30,610        62,400
Terminated projects . . . . . . .        206,469          -             -
Litigation, including
  legal fees and related
  costs . . . . . . . . . . . . .        344,139       106,176       188,807
Professional fees - legal,
  tax and accounting  . . . . . .        145,733       166,306       154,553
Company-owned Centers
  division overhead . . . . . . .        678,476       564,719       725,603
Other . . . . . . . . . . . . . .        194,561       225,672       145,723
                                      ----------     ---------     ---------
  Total general and
    administrative expenses . . .     $4,740,381     4,110,166     4,375,663
                                      ----------     ---------     ---------
                                      ----------     ---------     ---------

I.   INCOME TAXES

     In 1996, the deferred tax benefit that otherwise would have been provided for was offset by an increase in the valuation allowance of $184,000. In 1995 and 1994, deferred income taxes that would otherwise have been provided for were offset by recognizing the benefit of a portion of the existing net deferred tax assets and reducing the valuation allowance by $116,000 in 1995 and $87,000 in 1994.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995, are presented below:

                                                             December 31,
                                                      ---------------------------
                                                         1996             1995
                                                      -----------      ----------
Deferred tax assets:
  Accounts and notes receivable, principally
    due to the allowance for doubtful accounts. . .   $    49,000          96,000
  Property and equipment, principally due to
    differences in basis and depreciation . . . . .       570,000         513,000
  Goodwill  . . . . . . . . . . . . . . . . . . . .       215,000         182,000
  Deferred franchise sales revenue, due to
    deferral for financial reporting purposes . . .       340,000         246,000
  Other . . . . . . . . . . . . . . . . . . . . . .        62,000           -
  Net operating loss carry-forwards . . . . . . . .     1,474,000       1,481,000
                                                      -----------      ----------
    Total gross deferred tax assets . . . . . . . .     2,710,000       2,518,000
    Less valuation allowance  . . . . . . . . . . .    (2,631,000)     (2,447,000)
                                                      -----------      ----------
    Net deferred tax assets . . . . . . . . . . . .        79,000          71,000
                                                      -----------      ----------
Deferred tax liabilities:
  Deferred franchising costs, due to deferral
    for financial reporting purposes  . . . . . . .       (79,000)        (60,000)
  Other . . . . . . . . . . . . . . . . . . . . . .          -            (11,000)
                                                      -----------      ----------
    Total gross deferred tax liabilities  . . . . .       (79,000)        (71,000)
                                                      -----------      ----------
    Net deferred tax liability  . . . . . . . . . .   $      -              -
                                                      -----------      ----------
                                                      -----------      ----------

     The valuation allowance as of December 31, 1996 and 1995 represents deferred tax assets that, based on the Company's earnings history and uncertainty regarding the timing of recognition, may not be realized.

     The Company has net operating loss carry-forwards at December 31, 1996, of approximately $3,900,000 for income tax purposes. As a result of change in control of the Company in March of 1991, approximately $900,000 of the net operating loss carry-forward is subject to limitations. The Company is limited to utilizing approximately $50,000 of such carry-forward annually.

     The Company had deducted approximately $1,692,000 related to the exercise of non-qualified stock options from 1987 to 1989, which is included in the net operating loss carry-forward for income tax purposes. If the $1,692,000 in deductions are realized, the tax benefit will be credited to capital in excess of par value.

J.   LITIGATION

          The Company is a party to legal proceedings including claims by franchisees against the Company that arise in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material effect on the financial condition, results of operations, or cash flows of the Company.

K.   SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION

          The following table sets forth, by period, the amount and nature of amounts paid and received for the acquisition and sale (refranchising) of Company-owned Centers:

                                              Years Ended December 31,
                                  -------------------------------------------
                                       1996          1995           1994
                                       -----------   ----------   ---------
 Acquisition of Centers:
   Number of Centers purchased                   2            1           -

                                       -----------   ----------   ---------
                                       -----------   ----------   ---------
   Number of Centers foreclosed                  5            -           1
                                       -----------   ----------   ---------
                                       -----------   ----------   ---------
   Receivables applied (net of
     related allowance). . . . . . . . $   251,328         -         59,201
   Liabilities assumed . . . . . . . .   1,218,962         -           -
   Cash paid   . . . . . . . . . . . .     394,389      870,388        -
                                       -----------   ----------   ---------
   Cost of assets acquired . . . . . . $ 1,864,679      870,388      59,201
                                       -----------   ----------   ---------
                                       -----------   ----------   ---------

 Sales:
   Number of Centers refranchised. . .          5             3           1
                                       -----------   ----------   ---------
                                       -----------   ----------   ---------

   Cash received . . . . . . . . . . . $   75,354       123,233      21,050
   Notes received  . . . . . . . . . .    124,777        41,993      37,351
   Liabilities assumed by purchaser. .     39,750        40,000      14,263
   Loss (gain) on sale . . . . .           58,421       (31,705)      7,106
   Operating and marketing subsidies
     granted to purchaser. . . . . . .    (97,750)         -           -
   Franchise fees  . . . . . . . . . .     28,000        53,000       3,100
   Franchise costs . . . . . . . . . .     (5,000)       (7,500)       (704)
   Liability assumed by seller . . . .       -           (5,000)       -
   Undeveloped licenses applied, net
    of deferred franchise costs. . . .       -             -          4,793
                                       -----------   ----------   ---------
   Net book value of Centers
    refranchised . . . . . . . . . . . $  223,552       214,021      86,959
                                       -----------   ----------   ---------
                                       -----------   ----------   ---------


     In 1995, the Company assumed temporary operations of a franchised center, resulting in a direct financing lease being cancelled and a capital lease building being recorded in the amount of $184,524.

K.      SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION (CONTINUED)

     During the year ended December 31, 1996, there were the following non-cash transactions: the Company issued 40,616 shares of stock at an average value of $1.14 per share in accordance with its matching requirement under the Company's 401(k) plan; the Company entered into a settlement agreement with a franchisee, who owned two Centers, whereby $109,439 of receivables, $7,000 of lease deposits and one undeveloped license of $16,312 were exchanged for a non-interest bearing note receivable discounted to $86,127 upon the sale of the Centers to a new franchisee; franchise licenses in the amount of $15,392, net of deferred costs of $2,222, were canceled and applied to franchisees' obligations to the Company; a parcel of land and a building were transferred from Real Estate Held for Sale to Property and Equipment; and a capital lease obligation of $368,000 was recorded for a Company-owned Center.

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

                                  EXHIBIT INDEX

EXHIBIT NO.              DOCUMENT                                           PAGE

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

          (d)  Articles of Amendment to the Articles of
               Incorporation filed August 15, 1996, incorporated
               by reference to the Quarterly Report on form 10-
               QSB for the period ended June 30, 1996.                       N/A

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

     10.  Material Contracts.

          (a)  1986 Incentive Stock Option Plan, incorporated by
               reference to the Annual Report on Form 10-KSB for
               the fiscal year ended December 31, 1993.                      N/A

          (b)  1993 Incentive Stock Option Plan, incorporated by
               reference to the Annual Report on Form 10-KSB for
               the fiscal year ended December 31, 1994.                      N/A

          (c)  Amendment to 1993 Incentive Stock Option Plan.                ---

          (d)  1994 Stock Incentive Plan, incorporated by
               reference to the Annual Report on Form 10-KSB for
               the fiscal year ended December 31, 1994.                      N/A

          (e)  Amendment to 1994 Stock Incentive Plan.                       ---

          (f)  Lease Agreement dated August 20, 1991, between
               Clarmont Enterprises, Inc., and Grease Monkey
               International, Inc., incorporated by reference to
               the Annual Report on Form 10-K for the fiscal year
               ended December 31, 1991.                                      N/A

          (g)  Amendment Number One dated May 5, 1993, to Lease
               Agreement dated August 20, 1991, between Venture
               West Investments Limited (f.k.a. Clarmont
               Enterprises, Inc.) and Grease Monkey
               International, Inc., incorporated by reference to
               the Annual Report on form 10-KSB for the fiscal
               year ended December 31, 1994.                                 N/A

          (h)  Loan Documents for $2,400,000 line of credit,
               incorporated by reference to the Quarterly Report
               on Form 10-QSB for the period ended June 30,
               1995.                                                         N/A

          (i)  Loan documents for Preferred Risk Loan for
               $200,000 incorporated by reference to the Annual
               Report on Form 10-K for the fiscal year ended
               December 31, 1989:                                            N/A
               1.   Construction Loan Agreement
               2.   Promissory Note
               3.   Promissory Note Clarification
               4.   Deed of Trust
               5.   Assignment of Rents
               6.   Estoppel Certificate
               7.   Quaker State Guaranty
               8.   Guaranty Agreement by Quaker State for
                    benefit of Preferred Risk

          (j)  Current form of Grease Monkey Franchise Agreement
               in effect since April 28, 1994, incorporated by
               reference to the Annual Report on Form 10-KSB for
               the fiscal year ended December 31, 1994.                      N/A

          (k)  Mobil Oil Company Supply Contract dated February
               24, 1993, for Center #234 (similar contract form
               used for all centers), incorporated by reference
               to Annual Report on Form 10-KSB for the fiscal
               year ended December 31, 1992.                                 N/A

          (l)  Business Loan Agreement with Bank of America for
               $2,000,000 three year line of credit.                         ---

          (m)  Consultant Agreement between Grease Monkey Holding
               Corporation and Rex L. Utsler.                                ---


     11.  Statement Re:  Computation of Per Share Earnings.                  ---

     21.  Subsidiaries of the Registrant.

          (a) Grease Monkey International, Inc., incorporated in the State of Colorado (100% owned).

          (b)  GM Properties, Inc., incorporated in the State of
               Colorado (100% owned).

     23.  Consent of Experts and Counsel.

          (a)  Consent of KPMG Peat Marwick LLP.                             ---

     27.  Financial Data Schedule.                                           ---