Form 10QSB
period 1997-03-31
GREASE MONKEY HOLDING CORP
filed 1997-05-14
CIK 350179

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-QSB


          (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended March 31, 1997



          ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ____ to ____

                           Commission File Number 0-9812


                          GREASE MONKEY HOLDING CORPORATION
          ----------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

          Utah                                         87-0321320
---------------------------------         -----------------------------------
(State or other jurisdiction              (IRS Employer Identification Number)
of incorporation or organization)

                          216 16th Street Mall, Suite 1100
                              DENVER, COLORADO  80202
                      ----------------------------------------
                      (Address of principal executive offices)

                                   (303) 534-1660
                                   --------------
                             Issuer's telephone number


Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X       No
                                     -----        -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                      Outstanding at
                   Class                              April 25, 1997
         -----------------------------               ----------------
         Common Stock, $0.03 par value               4,599,274 shares

Transitional Small Business Disclosure Format         Yes       No   X
                                                          -----    -----

                          GREASE MONKEY HOLDING CORPORATION

                           COMMISSION FILE NUMBER:  0-9812

                             QUARTER ENDED MARCH 31, 1997


                                      FORM 10-QSB

                            PART I   FINANCIAL INFORMATION


Consolidated Statements of Operations. . . . . . . . . . . . . . . . . .Page 1

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . .Page 2

Consolidated Statements of Stockholders' Equity. . . . . . . . . . . . .Page 4

Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . .Page 5

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .Page 7

Management's Discussion and Analysis or Plan
  of Operation . . . . . . . . . . . . . . . . . . . . . . . . . . . . Page 10


                           PART II OTHER INFORMATION


Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . Page 15

Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . Page 15

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . Page 16

                  GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                            --------------------------
                                                1997           1996
                                            -----------    -----------
Operating Revenue:
  Royalty fees                              $   777,490        751,142
  Franchise sales - center openings              15,480          -
  Product and equipment revenue                 165,774        171,975
  Sales by Company-owned Centers              3,583,654      3,285,272
  Leasing revenue                               389,068        357,558
  Other                                          21,181         67,242
                                            -----------    -----------
                                              4,952,647      4,633,189
                                            -----------    -----------
Operating Expenses:
  Franchise costs - center openings               3,964           -
  Product and equipment costs                    43,340         56,759
  Company-owned Centers                       3,068,684      2,848,499
  Leasing expense                               371,994        354,440
  General and administrative expenses         1,528,648      1,090,133
  Provision for credit losses                    29,563         30,000
  Depreciation                                  161,736        156,947
  Amortization                                   65,283         47,510
                                            -----------    -----------
                                              5,273,212      4,584,288
                                            -----------    -----------
Operating income (loss)                        (320,565)        48,901
                                            -----------    -----------
Other income (expense):
  Gain (loss) on sale/disposition of centers     (5,982)       (33,119)
  Interest income                                21,653          3,018
  Interest expense                             (172,051)      (140,840)
                                            -----------    -----------
                                               (156,380)      (170,941)
                                            -----------    -----------
Net loss                                    $  (476,945)      (122,040)
                                            -----------    -----------
                                            -----------    -----------
Loss per common share (Note 5)              $     (0.11)         (0.04)
                                            -----------    -----------
                                            -----------    -----------
Weighted average shares outstanding           4,537,823      4,344,959
                                            -----------    -----------
                                            -----------    -----------


                                  (UNAUDITED)
                                       1

                 GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                                         MARCH 31,      DECEMBER 31,
                                                            1997           1996
                                                       ------------    ------------
ASSETS
-------

Current Assets:
  Cash                                                 $    217,011         324,745
  Restricted cash including certificates of
    deposit                                                     506          34,927
  Accounts receivable, net of allowance for
    doubtful accounts of $283,575 at March 31,
    1997, and $252,795 at December 31, 1996               1,085,697       1,042,259
  Current portion of notes receivable,
    net of allowance for uncollectible amounts              519,681         500,705
  Current portion of net investment
    in direct financing leases                              227,910         225,053
  Inventories                                               841,624         887,203
  Prepaid expenses and supplies                             109,779         125,208
                                                       ------------    ------------
      TOTAL CURRENT ASSETS                                3,002,208       3,140,100
                                                       ------------    ------------
Property and Equipment, at Cost, Pledged:
  Land                                                      695,917         445,917
  Buildings (including buildings under capital leases)    5,948,496       5,728,492
  Furniture and fixtures                                    566,423         562,235
  Leasehold improvements                                    651,009         662,001
  Machinery and equipment                                 1,739,227       1,735,844
                                                       ------------    ------------
                                                          9,601,072       9,134,489
  Less accumulated depreciation and
    amortization                                         (3,685,924)     (3,540,784)
                                                       ------------    ------------
      NET PROPERTY AND EQUIPMENT                          5,915,148       5,593,705
                                                       ------------    ------------
Other Assets:
  Net investment in direct financing leases               3,392,350       3,499,162
  Notes receivable, net of allowance for uncollectible
    amounts                                                 270,286         270,761
  Deferred franchising costs                                240,682         211,849
  Goodwill and covenants not to compete, net
    of accumulated amortization of $1,026,688 at
    March 31, 1997, and $966,729 at
    December 31, 1996                                     2,783,072       2,401,586
  Other assets, net of accumulated
    amortization of $145,721 at March 31, 1997,
    and $141,355 at December 31, 1996                       140,784          99,960
                                                       ------------    ------------
      TOTAL OTHER ASSETS                                  6,827,174       6,483,318
                                                       ------------    ------------
                                                       $ 15,744,530      15,217,123
                                                       ------------    ------------
                                                       ------------    ------------

                                    (UNAUDITED)
                              (continued on next page)
                                         2

                   GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                               MARCH 31,      DECEMBER 31,
                                                1997            1996
                                             ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable                           $    985,034       1,043,149
  Accrued salaries and wages                      222,756         203,073
  Other accrued liabilities                       365,441         347,158
  Current portion of long-term obligations      1,298,097       1,066,283
  Current portion of obligations
    under capital leases                          457,153         427,917
                                             ------------    ------------
      TOTAL CURRENT LIABILITIES                 3,328,481       3,087,580
                                             ------------    ------------
Long-term Obligations                           3,879,717       3,126,148

Obligations Under Capital Leases                6,508,076       6,649,017

Deferred Franchise Sales Revenue                  936,891         907,371

Stockholders' Equity:
  Series C Preferred stock, stated value
   of $100.00 per share, 20,896 shares
   issued and outstanding at March 31,
   1997 and December 31, 1996                   2,089,638       2,089,638
  Common stock, par value $.03,
   20,000,000 shares authorized,
   4,592,552 and 4,379,860 shares
   issued and outstanding at March
   31, 1997 and December 31, 1996,
   respectively                                   137,777         131,396
  Capital in excess of par value                6,142,592       5,877,670
  Less stock subscriptions receivable            (150,000)           -
  Accumulated deficit                          (7,128,642)     (6,651,697)
                                             ------------    ------------
      TOTAL STOCKHOLDERS' EQUITY                1,091,365       1,447,007

  Commitments and Contingencies
                                             ------------    ------------
                                             $ 15,744,530      15,217,123
                                             ------------    ------------
                                             ------------    ------------




                                  (UNAUDITED)
                                       3

              GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          Preferred Stock                   Common Stock
                                       --------------------  ----------------------------------------------
                                                                                  Capital in     Stock
                                       Number of             Number of            Excess of   Subscriptions  Accumulated
                                        Shares     Amount     Shares     Amount   Par Value     Receivable     Deficit     Total
                                        ------   ----------  ---------  --------  ---------    -----------  ---------     ---------
Balance at December 31, 1995            20,958   $2,095,838  4,336,764  $130,103  5,773,248        -        (6,074,574)   1,924,615
Issuance of common stock pursuant to
  employee benefit plan                   -            -        40,616     1,219     45,025        -              -          46,244
Conversion of Series C Preferred stock
  to common stock, including payment
  of accumulated dividends                 (62)      (6,200)     2,480        74      5,397        -              -            (729)
Increase in fair value of warrants
  extended                                -            -          -         -        54,000        -              -          54,000
Net loss                                  -            -          -         -          -           -          (577,123)    (577,123)
                                        ------   ----------  ---------  --------  ---------    --------      ---------    ---------
Balance at December 31, 1996            20,896    2,089,638  4,379,860   131,396  5,877,670        -        (6,651,697)   1,447,007
Issuance of common stock pursuant to
  employee benefit plan                   -            -        14,716       441     12,206        -              -          12,647
Issuance of common stock upon
  exercise of employee stock options      -            -         7,500       225      8,431        -              -           8,656
Issuance of common stock                  -            -       190,476     5,715    244,285    (150,000)          -         100,000
Net loss                                  -            -          -         -          -           -          (476,945)    (476,945)
                                        ------   ----------  ---------  --------  ---------    --------      ---------    ---------
Balance at March 31, 1997               20,896   $2,089,638  4,592,552  $137,777  6,142,592    (150,000)    (7,128,642)   1,091,365
                                        ------   ----------  ---------  --------  ---------    --------      ---------    ---------
                                        ------   ----------  ---------  --------  ---------    --------      ---------    ---------


                                                        (UNAUDITED)

             GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       ----------------------
                                                          1997         1996
                                                       ---------     --------
Cash flows from operating activities:

  Net loss                                              $(476,945)    (122,040)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Increase in deferred franchise sales revenue           70,000      175,200
    Franchise sales revenue recognized - center
     openings                                             (15,480)        -
    Increase in deferred franchising costs                (32,798)     (17,999)
    Franchise costs recognized - center openings            3,964         -
    Provision for credit losses                            29,563       30,000
    Depreciation and amortization                         227,019      204,457
    Loss on sale of centers                                 2,814       30,619
    Accrual of Consultant Agreement                       357,113         -
    Other, net                                              3,469      (25,458)
    Change in assets and liabilities:
      Increase in accounts receivable                     (95,102)    (255,297)
      Decrease (increase) in notes receivable              21,702      (26,521)
      Decrease (increase) in inventories                   34,743      (42,836)
      Decrease (increase) in prepaid expenses and
       supplies                                            15,429      (23,566)
      Increase (decrease) in accounts payable             (83,116)     225,097
      Increase (decrease) in accrued salaries and
       wages and other liabilities                         43,311       (7,962)
                                                        ---------     --------
    Net cash provided by operating activities           $ 105,686      143,694
                                                        ---------     --------

                             (UNAUDITED)
                       (continued on next page)
                                  5

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       ----------------------
                                                          1997         1996
                                                       ---------     --------
Cash flows from investing activities:
  Principal receipts on direct financing leases        $  49,789       44,757
  Acquisition of centers                                (549,919)    (394,389)
  Sale of centers                                         16,770       21,673
  Capital expenditures                                   (26,052)    (110,299)
  Decrease (increase) in other assets                    (45,188)      12,954
                                                       ---------     --------
    Net cash used in investing activities               (554,600)    (425,304)
                                                       ---------     --------
Cash flows from financing activities:
  Proceeds from long-term obligations                    425,000      522,000
  Principal payments on long-term obligations           (128,141)    (112,614)
  Principal payments on capital lease
   obligations                                           (97,755)     (78,922)
  Issuance of common stock                               108,656          -
  Payment of accumulated dividends
   upon conversion of preferred stock to common stock        -           (729)
  Decrease (increase) in restricted cash                  34,420       (2,153)
  Increase (decrease) in lease deposit obligations        (1,000)      10,000
                                                       ---------     --------
    Net cash provided by financing activities            341,180      337,582
                                                       ---------     --------
Net increase (decrease) in cash                         (107,734)      55,972

Cash, beginning of period                                324,745      385,167
                                                       ---------     --------
Cash, end of period                                    $ 217,011      441,139
                                                       ---------     --------
                                                       ---------     --------
Supplemental disclosures of cash flow
 information -
   Cash paid during the period for interest            $ 283,589      249,968
                                                       ---------     --------
                                                       ---------     --------

                             (UNAUDITED)
                                  6

                 GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary in order to make the financial statements not misleading.

2. Grease Monkey Holding Corporation ("GMHC") and its wholly-owned subsidiaries, Grease Monkey International, Inc. ("GMI") and GM Properties, Inc. ("GMP") are collectively referred to as the "Company". The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 1997.

3. The results for the three-month period ended March 31, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year of 1997.

4.  STOCKHOLDERS' EQUITY

    On January 20, 1997, Charles E. Steinbrueck, President and Chief Executive Officer, entered into an oral agreement to purchase 190,476 newly issued shares of the Company's common stock at $1.3125, the last trade price on January 20, 1997, for a total consideration of $250,000. At March 31, 1997, $150,000 of the purchase price was represented by a stock subscriptions receivable.

    The Company's Series C, 6% cumulative, preferred stock is redeemable at the option of the Company upon 60 days prior written notice. At the option of the holder, at any time prior to the close of business on the redemption date, each share of Series C Preferred stock, plus any accumulated unpaid dividends, may be converted into shares of common stock at a conversion price of $2.50 per share of common stock. On March 31, 1997, accumulated unpaid dividends totaled $412,483.

    The Company has an employee deferred compensation 401(k) plan and matches employee contributions to this plan in an amount equal to 50% of the employees' contribution, up to a maximum of 6% of the employees' compensation. The Company's contribution is paid with its $0.03 par value common stock (net of forfeitures) valued at market on the date of the contribution. During the first three months of 1997 and 1996, the Company contributed 14,716 and 10,445 shares to this plan at an average of $0.86 and $1.13 per share, respectively.

5.  EARNINGS (LOSS) PER SHARE

    Primary earnings (loss) per share is determined based on the number of common and common equivalent shares outstanding and is adjusted for the assumed conversion of shares issuable upon


                                  (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES exercise of options and warrants, after the assumed repurchase of common shares with the related proceeds (anti-dilutive for all periods presented). Earnings (loss) per share for all periods was computed after reduction for preferred stock dividends ($30,915 in 1997 and $31,303 in 1996). The assumed conversion of preferred stock was also anti-dilutive.

6.  CONTINGENCIES

    The Company is a party to legal proceedings including claims by franchisees against the Company that arise in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material effect on the financial condition, results of operations or cash flows of the Company.

7.  SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION

    The following table sets forth, by period, the amount and nature of amounts paid and received for the acquisition and sale (refranchising) of Company-owned Centers.


                                               THREE MONTHS ENDED
                                                     MARCH 31,
                                            -------------------------
                                                1997          1996
                                            ----------      ---------
 Acquisition of Centers:
   Number of Centers purchased                       2              2
                                            ----------      ---------
                                            ----------      ---------
   Number of Centers foreclosed                   -                 4
                                            ----------      ---------
                                            ----------      ---------
   Receivables applied (net of related
    allowance)                              $     -           181,929
   Liabilities assumed                         375,337      1,195,513
   Cash paid                                   549,919        394,389
                                            ----------      ---------
   Cost of assets acquired                  $  925,256      1,771,831
                                            ----------      ---------
                                            ----------      ---------

                                  (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                                               THREE MONTHS ENDED
                                                     MARCH 31,
                                            -------------------------
                                                1997          1996
                                            ----------      ---------

 Sales:
   Number of Centers refranchised                    1              2
                                            ----------      ---------
                                            ----------      ---------
   Cash received                            $   16,770         21,673
   Notes received                               26,800           -
   Liabilities assumed by purchaser             40,875         19,500
   Loss on sale                                  2,814         30,619
   Operating and marketing subsidies
    granted to purchaser                          -           (49,750)
   Franchise fees                                 -            28,000
   Franchise costs                                -            (5,000)
                                            ----------      ---------
   Net book value of centers refranchised   $   87,259         45,042
                                            ----------      ---------
                                            ----------      ---------


     During the three months ended March 31, 1997 and 1996, non-cash transactions consisted of the Company issuing 14,716 and 10,445 shares of common stock at an average value of $0.86 and $1.13 per share, respectively, in accordance with its matching requirement under the Company's 401(k) plan. Other non-cash transactions during the first three months of 1997 included the sale of 190,476 shares of common stock at $1.3125 per share of which $100,000 was paid in cash and $150,000 was recorded as stock subscriptions receivable. Other non-cash transactions during the first three months of 1996 included a settlement agreement with a franchisee, who owned two centers, whereby, $109,439 of net receivables, $7,000 of lease deposits and one undeveloped license of $16,312, were exchanged for a non-interest bearing note receivable discounted to $86,127 upon the sale of the centers to a new franchisee; a franchise license in the amount of $7,392, net of deferred franchising costs of $2,222, was cancelled and applied to a franchisee's accounts receivable balance and a capital lease obligation of $368,000 was recorded.

            GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

    The Company reported a loss of ($476,945) for the first quarter of 1997, as compared to a loss of ($122,040) for the first quarter of 1996. The loss recorded in 1997 increased compared to the loss recorded in 1996 due to an increase in general and administrative expenses, primarily the accrual of a consultant agreement as described below, offset by a decrease in legal expenses pertaining to the enforcement of certain franchise agreements and improved margins at Company-owned Centers.

    Total revenue increased by $319,458 or 7% for the first quarter of 1997, compared to the first quarter of 1996. The increase is due primarily to an increase in the average number of Company-owned Centers (based on number of months operated). The Company operated 31 centers for the first quarter of 1997 compared to 29 centers for the first quarter of 1996. Company-owned Center revenue increased $298,382 over the first quarter of 1996.

    Royalty fees are a percentage of gross sales paid monthly by all franchised Grease Monkey Centers. Royalty fee revenue for the first quarter of 1997 increased by 4% compared to the first quarter of 1996 to $777,490. Based upon many factors, including the age of amounts owed the Company, the extent of collateralization, and historical performance, the Company may place certain financially troubled franchisees on a non-accrual status. For the first quarter of 1997, estimated royalties of $25,750 were not accrued under this policy, compared to $30,350 for the first quarter of 1996. The Company has a royalty rebate program for franchisees under which eligible franchisees can receive a rebate of royalties paid. For the first quarter of 1997, the rebate accrued under this program was $58,945, compared to $60,927 for the first quarter of 1996. The rebate is recorded as a reduction in royalty revenue.

    The Company recognized franchise sales net revenue of $15,480 during the first quarter of 1997 (representing three centers). Franchise sales revenue represents initial one-time payments received by the Company from buyers of its franchises. The fee and any directly related costs are recognized as revenue and expense when the related franchise center opens for business.

    At March 31, 1997, the Company operated 32 centers as compared to 34 centers at March 31, 1996. For the first quarter of 1997, the Company reported an operating margin (Company-owned Center sales less expenses, excluding interest, depreciation and amortization) of $514,970 on revenue of $3,583,654 at Company-owned Centers, as compared to an operating margin of $436,773 on revenue of $3,285,272 for the same period last year. This represents an increase of 9% in revenue and 18% in operating margin.

    On a same center basis, those Company-owned Centers operated continuously over the period January 1, 1996 through March 31, 1997, representing 24 centers, had an operating margin of $386,168 on revenue of $2,722,499 for the first quarter of 1997, as compared to an operating margin of $350,103 on revenue of $2,656,064 for the first quarter of 1996. This represents an increase of 3% in revenue and 10% in operating margin.

                                (continued)

              GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

    In the first quarter of 1997, the Company realized marketing allowances and gross margins on product and equipment sales of $122,434, as compared to $115,216 in the first quarter of 1996. Product and equipment revenue represents the sale of fluid dispensing equipment and other supplies to franchisees, and marketing allowances relate to the sale of oil filters, air filters, oil additives, and certain other products. The number of center openings in a period impacts product and equipment revenue, thus revenue for 1997 was above that of 1996. The marketing allowances relate to the number of centers open and purchasing product.

    General and administrative expenses for the first quarter of 1997 increased 40% or $438,515 as compared to the first quarter of 1996. The primary factor causing this variance is the accrual of the Company's obligation under a Consultant Agreement with Rex L. Utsler, the Company's former Chairman of the Board, President and Chief Executive Officer. The term of the agreement is from March 4, 1997 through March 3, 1999. The agreement requires Mr. Utsler to perform such duties and services as may be assigned to him from time to time at the direction or request of the Company's President and Chief Executive Officer. Under the agreement, Mr. Utsler will be paid a monthly fee for the term of the agreement. The Company is obligated to make the payments regardless of whether services are requested or performed. General and administrative expenses for the first quarter of 1997 includes approximately $379,000 related to this agreement. Other contributing factors include: an increase in the general and administrative expenses at the Company-owned Center Division of approximately $68,000; an increase in salaries, wages and personnel expense of approximately $54,000; an increase in travel and entertainment expenses of approximately $8,600; an increase in office expenses of approximately $12,400; an increase in franchise development expenses of approximately $11,000, and an increase in franchise sales and advertising expenses of approximately $23,000. Offsetting these increases was a decrease in litigation legal fees of approximately $60,000. The first quarter 1996 includes a real estate settlement in the amount of $35,000.

    Depreciation and amortization expense for the first quarter of 1997 increased 11% over the same period in 1996. These increases are due to the addition of, on average, two Company-owned Centers during the period.

    Gain (loss) on sale of centers represents the net results of the refranchising/disposal of Company-owned Centers. When the Company refranchises a center, a franchise license fee is included in the sales price and included in the resulting gain or loss on sale. The loss of ($5,982) for the quarter ended March 31, 1997, represents the refranchising of one Company-owned Center, and the marketing and operating subsidies granted during the refranchising of three centers in 1996. The loss of ($33,119) for the quarter ended March 31, 1996, represents the refranchising of two Company-owned Centers.

    Interest expense includes interest on debt financing and interest recorded on capital leases of Company-owned Centers. The addition of the two Company-owned Centers, as mentioned above, accounts for the increase in interest expense due to additional borrowings to acquire the centers and interest expense related to capital leases entered into. In addition, interest was incurred related to borrowings for the purchase of land and building related to a Grease Monkey Center which had previously been leased.

                                (continued)

              GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

    The following schedule summarizes the activity with regard to Grease Monkey Company-owned Centers as well as Grease Monkey franchised centers for the quarters ended March 31, 1997 and 1996.

                                                       THREE MONTHS ENDED:
                                         MARCH 31, 1997                    MARCH 31, 1996
                                 ----------------------------      -----------------------------
                                 COMPANY   FRANCHISEE              COMPANY   FRANCHISEE
                                  OWNED      OWNED     TOTAL        OWNED       OWNED     TOTAL
                                  -----      -----    -------       -----       -----   --------
Centers open, beginning             31        184         215         29         181         210
Centers opened (A)                   -          3           3          1           -           1
Centers purchased                    2         (2)          -          2          (2)          -
Centers sold                        (1)         1           -         (2)          2           -
Centers terminated or
 closed                              -          -           -          -          (3)         (3)
Centers reacquired                   -          -           -          4          (4)          -
                                   ---        ---     -------        ---         ---    --------
Centers open, ending (B)            32        186         218         34         174         208
                                   ---        ---     -------        ---         ---    --------
                                   ---        ---     -------        ---         ---    --------
Vehicles serviced (000's)                                 698                                695
                                                      -------                           --------
                                                      -------                           --------
Franchise licenses issued (C)                               3                                  9
                                                      -------                           --------
                                                      -------                           --------
Undeveloped franchise licenses (D)                         51                                 48
                                                      -------                           --------
                                                      -------                           --------
Franchise applications
  outstanding (D)                                          19                                 18
                                                      -------                           --------
                                                      -------                           --------
Franchise license/application
  fees received (E)                                   $70,000                           $175,200
                                                      -------                           --------
                                                      -------                           --------

(A) 1996 includes one franchised center which was involved in a settlement with GMI which resulted in GMI assuming possession of the Center in April 1996 and thus no franchise revenue was recognized.
(B) Includes 20 franchised centers in Mexico in 1997 and 16 franchised centers in Mexico in 1996.
(C)  Represents the number of licenses issued during the period.
(D)  Represents the number of licenses/applications outstanding at March 31.
(E) Represents amounts received for franchise licenses/applications during the period.

                                (continued)

              GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                 (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES

    In May 1996, the Company entered into a Business Loan Agreement with a major bank for a $2,000,000 three year line of credit. Funds drawn under the line are restricted to the development of new Centers. The Company has the right to select an optional interest rate as described in the agreement, however, in no case will the interest rate exceed the bank's reference rate. In exchange for a supply agreement on any Centers built utilizing the line of credit, a motor oil supplier agreed to guarantee the line. As of March 31, 1997, the Company had drawn approximately $415,000 under this line of credit.

    During April 1995, the Company entered into two agreements with a motor oil supplier - a Loan Agreement and a Fast Lube Supply Agreement. Under the Loan Agreement, as amended, a $2,481,000 line of credit was established. All loans drawn under this line accrue interest at 9% per annum and are repaid in quarterly installments over a ten year period from date of disbursement. The line is secured by the assignment of real property, leases and lubrication equipment of certain Company-owned Centers. The Company had drawn approximately $2,481,000 of which approximately $2,161,000 remains outstanding as of March 31, 1997. Under the Fast Lube Supply Agreement, the Company is required to purchase at least 85% of the petroleum products for such Centers from the supplier, the Company is required to meet certain minimum annual purchase requirements and the Company is required to feature the supplier's products in such Centers.

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


                                  (continued)

            GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                               (CONTINUED)


LIQUIDITY

    Cash provided by operations during the first quarter of 1997 was $105,686 as compared to $143,694 in the first quarter of 1996. The most significant factor contributing to this variance is the sale of franchise licenses. As mentioned above, as franchise licenses are sold, the revenue is deferred until the center opens for business. For the first quarter, cash collections on franchise sales decreased from $175,200 in 1996 to $70,000 in 1997.

    Cash used in investing activities was ($554,600) in the first quarter of 1997, as compared to cash used in investing activities of ($425,304) in the first quarter of 1996. Cash provided in both periods consisted primarily of receipts on direct financing leases which remained relatively constant over the periods. Additional cash was received in the first quarter of 1997 and 1996 with the refranchising of one and two Company-owned Centers, respectively. Cash used in investing activities for the first quarter of 1997 and 1996 consisted primarily of cash used to purchase Centers. Additional cash was used in both periods for capital expenditures, primarily computer systems and Company Center equipment. Additionally, cash was used in the first quarter of 1996 for the buy-out of leases of automobiles used by field employees.

    Cash provided by financing activities was $341,180 in the first quarter of 1997 as compared to cash provided by financing activities of $337,582 in the first quarter of 1996. Cash provided by financing activities in the first quarter of 1997 consisted primarily of proceeds from long-term obligations for the purchase of property related to the acquisition of a center and the sale of common stock of $108,656. Cash provided by financing activities in the first quarter of 1996 consisted primarily of proceeds from long-term obligations related to the purchase of automobiles (as described above), an equipment loan from a motor oil supplier, and a draw on a line of credit for the financing of the acquisition of two franchised Centers. Financing activities also included cash used to reduce long-term obligations and capital lease obligations of $225,896 in the first quarter of 1997 and $191,536 in the first quarter of 1996.

    The Company does not have any material commitments for capital expenditures. The Company believes it has the capital resources and liquidity necessary to meet all of the obligations, debt maturities, and commitments of the Company during 1997.

                        GREASE MONKEY HOLDING CORPORATION

                         COMMISSION FILE NUMBER:  0-9812

                          QUARTER ENDED MARCH 31, 1997

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

ITEM 2.   CHANGES IN SECURITIES

    On January 20, 1997, Charles E. Steinbrueck, the President and Chief Executive Officer of the Company, entered into an oral agreement to purchase 190,476 shares of the Company's Common Stock for $250,000. No underwriting discounts or commissions were paid in connecion with the transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The facts relied upon for such exemption are that the purchaser had full information available to him concerning the Company because of his relationship to the Company and did not need the protection afforded by the registration provisions of the Securities Act of 1933, as amended, and the certificates representing the shares of Common Stock issued have an appropriate restrictive legend under the Securities Act of 1933, as amended, typed thereon and are restricted from transfer. No underwriters were involved or underwriting discounts or commissions paid in connection with the sale of the 190,476 shares of Common Stock.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits (numbered in accordance with Item 601 of regulation S-K)

          11.  Statement Re:  Computation of Per Share Earnings
          27.  Financial Data Schedule

     (b)  Reports on Form 8-K

          Form 8-K dated February 6, 1997, filed with the Commission on February 12, 1997.

          Reporting under Item 5 a change in officers of the Company and a purchase of the Company's common stock from the Company by an officer of the Company.

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                         COMMISSION FILE NUMBER:  0-9812
                          QUARTER ENDED MARCH 31, 1997
                                  FORM 10-QSB


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             GREASE MONKEY HOLDING CORPORATION



                             By: /s/ T. Timothy Kershisnik
                                ----------------------------------------------
                                     T. Timothy Kershisnik
                                     Vice President, Controller, Treasurer and
                                     Corporate Secretary
                                     (Principal Financial and
                                     Accounting Officer)

Denver, Colorado
May 12, 1997