Form 10QSB
period 1997-06-30
GREASE MONKEY HOLDING CORP
filed 1997-08-13
CIK 350179

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB


         (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997



            (  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

                          Commission File Number 0-9812


                        GREASE MONKEY HOLDING CORPORATION
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

          Utah                                          87-0321320
---------------------------------            ---------------------------------
(State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

                        216 16th Street Mall, Suite 1100
                             Denver, Colorado  80202
                             -----------------------
                    (Address of principal executive offices)


                                 (303) 534-1660
                                 --------------
                           (Issuer's telephone number)


Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X       No
                                  -----       -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                          Outstanding at
                    Class                                 August 1, 1997
          -----------------------------                   --------------
          Common Stock, $0.03 par value                 4,611,774 shares

Transitional Small Business Disclosure Format          Yes       No  X
                                                          -----    -----

                        GREASE MONKEY HOLDING CORPORATION

                         COMMISSION FILE NUMBER:  0-9812

                           QUARTER ENDED JUNE 30, 1997


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

     Notes to Consolidated Financial Statements. . . . . . . . . . .  Page 7

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

     Submission of Matters to a Vote of Security Holders . . . . . .  Page 16

     Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .  Page 17

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .  Page 18

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           THREE MONTHS ENDED                 Six Months Ended
                                                                JUNE 30,                          June 30,
                                                   --------------------------------  --------------------------------
                                                         1997             1996             1997              1996
                                                   ---------------  ---------------  ---------------  ---------------
Operating Revenue:
  Royalty fees  . . . . . . . . . . . . . . . . .  $  1,052,721          813,351          1,830,211         1,564,493
  Franchise sales - center openings . . . . . . .        72,721             -                88,201             -
  Product and  equipment revenue. . . . . . . . .       177,763          158,633            343,537           330,608
  Sales by Company-owned Centers  . . . . . . . .     3,802,717        3,778,367          7,386,371         7,063,639
  Leasing revenue . . . . . . . . . . . . . . . .       389,804          343,244            778,872           700,802
  Other . . . . . . . . . . . . . . . . . . . . .       180,466           29,154            201,647            96,396
                                                   ---------------  ---------------  ---------------  ---------------

                                                      5,676,192        5,122,749         10,628,839         9,755,938
                                                   ---------------  ---------------  ---------------  ---------------

Operating Expenses:
  Franchise costs - center openings . . . . . . .        17,454            -                 21,418             -
  Product and equipment costs . . . . . . . . . .        65,053           53,957            108,393           110,716
  Company-owned Centers . . . . . . . . . . . . .     3,250,766        3,256,216          6,319,450         6,104,715
  Leasing expense . . . . . . . . . . . . . . . .       380,342          329,730            752,336           684,170
  General and administrative expenses . . . . . .     1,118,985        1,164,110          2,647,633         2,254,243
  Provision for credit losses . . . . . . . . . .        22,578           28,346             52,141            58,346
  Depreciation  . . . . . . . . . . . . . . . . .       166,477          180,548            328,213           337,495
  Amortization  . . . . . . . . . . . . . . . . .        69,754           69,002            135,037           116,512
                                                   ---------------  ---------------  ---------------  ---------------

                                                      5,091,409        5,081,909         10,364,621         9,666,197
                                                   ---------------  ---------------  ---------------  ---------------

Operating income  . . . . . . . . . . . . . . . .       584,783           40,840            264,218            89,741
                                                   ---------------  ---------------  ---------------  ---------------

Other income (expense):
  Gain (loss) on sale/disposition of centers  . .       (11,481)          29,707            (17,463)           (3,412)
  Undeveloped franchise licenses canceled . . . .          -              27,563               -               27,563
  Interest income . . . . . . . . . . . . . . . .        14,021            6,347             35,674             9,365
  Interest expense  . . . . . . . . . . . . . . .      (194,066)        (176,391)          (366,117)         (317,231)
                                                   ---------------  ---------------  ---------------  ---------------
                                                       (191,526)        (112,774)          (347,906)         (283,715)
                                                   ---------------  ---------------  ---------------  ---------------

Net income (loss) . . . . . . . . . . . . . . . .  $    393,257          (71,934)           (83,688)         (193,974)
                                                   ---------------  ---------------  ---------------  ---------------
                                                   ---------------  ---------------  ---------------  ---------------

Earnings (loss) per common share (Note 5) . . . .  $       0.07            (0.02)             (0.03)            (0.06)
                                                   ---------------  ---------------  ---------------  ---------------
                                                   ---------------  ---------------  ---------------  ---------------

 Weighted average shares outstanding . . . . . . .     4,598,092        4,357,310          4,568,124         4,351,135
                                                   ---------------  ---------------  ---------------  ---------------
                                                   ---------------  ---------------  ---------------  ---------------




                                  (UNAUDITED)

                         GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS


                                                                       June 30,          December 31,
ASSETS                                                                   1997                1996
------                                                              -------------     -----------------
Current Assets:
  Cash. . . . . . . .   . . . . . . . . . . . . . . . . . . . . . $     511,007             324,745
  Restricted cash including certificates of
    deposit . . . . . . . . . . . . . . . . . . . . . . . . . . .         -                  34,927
  Accounts receivable, net of allowance for
    doubtful accounts of $308,390 at June 30, 1997,
    and $252,795 at December 31, 1996 . . . . . . . . . . . . . .     1,298,632           1,042,259
  Current portion of notes receivable,
    net of allowance for uncollectible amounts  . . . . . . . . .       530,382             500,705
  Current portion of net investment
    in direct financing leases  . . . . . . . . . . . . . . . . .       251,431             225,053
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .       900,749             887,203
  Prepaid expenses and supplies . . . . . . . . . . . . . . . . .       111,504             125,208
                                                                    ------------        ------------
    TOTAL CURRENT ASSETS  . . . . . . . . . . . . . . . . . . . .     3,603,705           3,140,100
                                                                    ------------        ------------
Property and Equipment, at Cost, Pledged:
  Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       695,917             445,917
  Buildings (including buildings under capital leases)  . . . . .     5,948,496           5,728,492
  Furniture and fixtures  . . . . . . . . . . . . . . . . . . . .       574,376             562,235
  Leasehold improvements  . . . . . . . . . . . . . . . . . . . .       706,213             662,001
  Machinery and equipment   . . . . . . . . . . . . . . . . . . .     1,786,258           1,735,844
                                                                    ------------        ------------
                                                                      9,711,260           9,134,489
  Less accumulated depreciation and
    amortization  . . . . . . . . . . . . . . . . . . . . . . . .    (3,849,265)         (3,540,784)
                                                                    ------------        ------------
    NET PROPERTY AND EQUIPMENT  . . . . . . . . . . . . . . . . .     5,861,995           5,593,705
                                                                    ------------        ------------

Other Assets:
  Net investment in direct financing leases . . . . . . . . . . .     3,671,658           3,499,162
  Notes receivable, net of allowance for uncollectible
    amounts   . . . . . . . . . . . . . . . . . . . . . . . . . .       244,158             270,761
  Deferred franchising costs  . . . . . . . . . . . . . . . . . .       261,413             211,849
  Goodwill and covenants not to compete, net
    of accumulated amortization of $1,091,923 at June 30,
    1997, and $966,729 at December 31, 1996 . . . . . . . . . . .     2,722,778           2,401,586
  Other assets, net of accumulated
    amortization of $150,239 at June 30, 1997,
    and $141,355 at December 31, 1996 . . . . . . . . . . . . . .       175,275              99,960
                                                                    ------------        ------------
    TOTAL OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . .     7,075,282           6,483,318
                                                                    ------------        ------------
                                                                  $  16,540,982          15,217,123
                                                                    ------------        ------------
                                                                    ------------        ------------

                                   (UNAUDITED)
                            (continued on next page)
                                       2

                GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                       June 30,       DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                     1997             1996
------------------------------------                                ------------        ------------
Current Liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . $   1,176,781           1,043,149
  Accrued salaries and wages  . . . . . . . . . . . . . . . . . .       233,708             203,073
  Other accrued liabilities . . . . . . . . . . . . . . . . . . .       344,364             347,158
  Current portion of long-term obligations  . . . . . . . . . . .     1,531,696           1,066,283
  Current portion of obligations
    under capital leases  . . . . . . . . . . . . . . . . . . . .       476,324             427,917
                                                                    ------------         -----------

    TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . .     3,762,873           3,087,580
                                                                    ------------         -----------
Long-term Obligations . . . . . . . . . . . . . . . . . . . . . .     3,468,960           3,126,148

Obligations Under Capital Leases  . . . . . . . . . . . . . . . .     6,744,887           6,649,017

Deferred Franchise Sales Revenue  . . . . . . . . . . . . . . . .       917,770             907,371

Stockholders' Equity:
  Series C Preferred stock, stated value of $100.00 per
    share, 20,896 shares issued and outstanding at June 30,
    1997 and December 31, 1996  . . . . . . . . . . . . . . . . .     2,089,638           2,089,638
  Common stock, par value $.03, 20,000,000
    shares authorized, 4,599,274, and 4,379,860,
    shares issued and outstanding at June 30,
    1997 and December 31, 1996, respectively  . . . . . . . . . .       137,978             131,396
  Capital in excess of par value  . . . . . . . . . . . . . . . .     6,154,261           5,877,670
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .    (6,735,385)         (6,651,697)
                                                                    ------------         -----------
      TOTAL STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . .     1,646,492           1,447,007

  Commitments and Contingencies . . . . . . . . . . . . . . . . .
                                                                    ------------         -----------
                                                                  $  16,540,982          15,217,123
                                                                    ------------         -----------
                                                                    ------------         -----------


                                 (UNAUDITED)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                             Preferred Stock                  Common Stock
                                         -----------------------  ------------------------------------
                                                                                            Capital in
                                          Number of                Number of                 Excess of   Accumulated
                                           Shares        Amount       Shares      Amount     Par Value      Deficit      Total
                                         ----------  -----------  ----------  -----------  -----------  ------------  -----------
Balance at December 31, 1995  . . . .      20,958    $2,095,838   4,336,764    $130,103     5,773,248   (6,074,574)   1,924,615
Issuance of common stock pursuant to
  employee benefit plan . . . . . . .           -             -      40,616       1,219        45,025            -       46,244
Conversion of Series C Preferred stock
  to common stock, including payment
  of accumulated dividends  . . . . .         (62)       (6,200)      2,480          74         5,397            -         (729)
Increase in fair value of warrants
  extended  . . . . . . . . . . . . .           -             -           -           -        54,000            -       54,000
Net loss  . . . . . . . . . . . . . .           -             -           -           -             -     (577,123)    (577,123)
                                         ----------  -----------  ----------  -----------  -----------  ------------  -----------
Balance at December 31, 1996  . . . .      20,896     2,089,638   4,379,860     131,396     5,877,670   (6,651,697)   1,447,007

Issuance of common stock pursuant to
  employee benefit plan . . . . . . .           -             -      21,438         642        23,875            -       24,517
Issuance of common stock upon
  exercise of employee stock options            -             -       7,500         225         8,431            -        8,656
Issuance of common stock  . . . . . .           -             -     190,476       5,715       244,285            -      250,000
Net loss  . . . . . . . . . . . . . .           -             -           -           -             -      (83,688)     (83,688)
                                         ----------  -----------  ----------  -----------  -----------  ------------  -----------
Balance at June 30, 1997  . . . . . .      20,896    $2,089,638   4,599,274  $  137,978     6,154,261   (6,735,385)   1,646,492
                                         ----------  -----------  ----------  -----------  -----------  ------------  -----------
                                         ----------  -----------  ----------  -----------  -----------  ------------  -----------

                               (UNAUDITED)

            GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Six Months Ended
                                                                          June 30,
                                                                 -----------------------------
                                                                       1997           1996
                                                                 -------------     -----------
Cash flows from operating activities:

  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . $     (83,688)        (193,974)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
      Increase in deferred franchise sales revenue  . . . . .       137,600          318,800
      Franchise sales revenue recognized-center openings  . .       (88,201)           -
      Increase in deferred franchising costs  . . . . . . . .       (70,984)         (51,130)
      Franchise costs recognized - center openings  . . . . .        21,418            -
      Provision for credit losses . . . . . . . . . . . . . .        52,141           58,346
      Depreciation and amortization . . . . . . . . . . . . .       463,250          454,007
      Undeveloped franchise licenses canceled . . . . . . . .         -              (27,563)
      Loss (gain) on sale of centers  . . . . . . . . . . . .        11,083           (5,160)
      Accrual of Consultant Agreement . . . . . . . . . . . .       357,113            -
      Other, net  . . . . . . . . . . . . . . . . . . . . . .         6,742          (24,792)
      Change in assets and liabilities:
        Increase in accounts receivable . . . . . . . . . . .      (408,167)        (348,073)
        Decrease (increase) in notes receivable . . . . . . .        35,293          (34,918)
        Increase in inventories . . . . . . . . . . . . . . .       (24,382)        (122,682)
        Decrease (increase) in prepaid expenses and                  13,705          (58,697)
         supplies . . . . . . . . . . . . . . . . . . . . . .
        Increase in accounts payable  . . . . . . . . . . . .       108,632          346,013
        Increase (decrease) in accrued salaries and wages
          and other liabilities . . . . . . . . . . . . . . .        45,057          (49,468)
                                                                 -------------     -----------

      Net cash provided by operating activities . . . . . . . $     576,612          260,709
                                                                 -------------     -----------

                               (UNAUDITED)
                        (continued on next page)
                                    5

             GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                      Six Months Ended
                                                                          June 30,
                                                                 ----------------------------
                                                                     1997             1996
                                                                 ------------     -----------
 Cash flows from investing activities:
  Principal receipts on direct financing leases . . . . . . . $     103,274           85,267
  Acquisition of centers  . . . . . . . . . . . . . . . . . .      (554,859)        (394,389)
  Sale of centers . . . . . . . . . . . . . . . . . . . . . .        73,900           21,573
  Capital expenditures  . . . . . . . . . . . . . . . . . . .      (142,386)        (217,975)
  Decrease (increase) in other assets . . . . . . . . . . . .       (84,197)          11,028
                                                                 ------------     -----------
        Net cash used in investing activities . . . . . . . .      (604,268)        (494,496)
                                                                 ------------     -----------


Cash flows from financing activities:
  Proceeds from long-term obligations . . . . . . . . . . . .       425,000          522,000
  Principal payments on long-term obligations . . . . . . . .      (305,299)        (229,438)
  Principal payments on capital lease obligations . . . . . .      (200,165)        (164,035)
  Issuance of common stock  . . . . . . . . . . . . . . . . .       258,656            -
  Payment of accumulated dividends upon conversion
   of preferred stock to common stock . . . . . . . . . . . .         -                 (729)
  Decrease (increase) in restricted cash  . . . . . . . . . .        34,926           (1,276)
  Increase in lease deposit obligations . . . . . . . . . . .           800            4,500
                                                                 ------------     -----------
        Net cash provided by financing activities . . . . . .       213,918          131,022
                                                                 ------------     -----------
Net increase (decrease) in cash . . . . . . . . . . . . . . .       186,262         (102,765)

Cash, beginning of period . . . . . . . . . . . . . . . . . .       324,745          385,167
                                                                 ------------     -----------
Cash, end of period . . . . . . . . . . . . . . . . . . . . . $     511,007          282,402
                                                                 ------------     -----------
                                                                 ------------     -----------
Supplemental disclosures of cash flow
  information -
    Cash paid during the period for interest  . . . . . . . . $     585,600          528,517
                                                                 ------------     -----------
                                                                 ------------     -----------


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

3. The results for the three-month and six-month periods ended June 30, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year of 1997.

4.   STOCKHOLDERS' EQUITY
     On January 20, 1997, Charles E. Steinbrueck, President and Chief Executive Officer, entered into an agreement to purchase 190,476 newly issued shares of the Company's common stock at $1.3125, the last trade price on January 20, 1997, for a total consideration of $250,000.

     The Company's Series C, 6% cumulative, preferred stock is redeemable at the option of the Company upon 60 days prior written notice. At the option of the holder, at any time prior to the close of business on the redemption date, each share of Series C Preferred stock, plus any accumulated unpaid dividends, may be converted into shares of common stock at a conversion price of $2.50 per share of common stock. On June 30, 1997, accumulated unpaid dividends totaled $443,741.

     The Company has an employee deferred compensation 401(k) plan and matches employee contributions to this plan in an amount equal to 50% of the employees' contribution, up to a maximum of 6% of the employees' compensation. The Company's contribution is paid with its $0.03 par value common stock (net of forfeitures) valued at market on the date of the contribution. During the first six months of 1997 and 1996, the Company contributed 21,438 and 20,644 shares to this plan at an average of $1.14 and $1.13 per share, respectively.

5.   EARNINGS (LOSS) PER SHARE
     Primary earnings (loss) per share is determined based on the number of common and common equivalent shares outstanding and is adjusted for the assumed conversion of shares issuable upon exercise of options and warrants, after the assumed repurchase of common shares with the related proceeds (anti-dilutive for all periods presented except the second quarter of 1997). Earnings (loss) per share for all periods was computed after reduction for preferred stock

                                  (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES dividends ($31,259 for both the second quarter of 1997 and 1996, and $62,174 and $62,561 for the first six months of 1997 and 1996, respectively). The assumed conversion of preferred stock was also anti-dilutive for all periods presented except the second quarter of 1997.

6.   CONTINGENCIES
     The Company is a party to legal proceedings including claims by franchisees against the Company that arise in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material effect on the financial condition, results of operations or cash flows of the Company.

7.   SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
     The following table sets forth, by period, the amount and nature of amounts paid and received for the acquisition and sale (refranchising) of Company-owned Centers.

                                                    SIX MONTHS ENDED
                                                        JUNE 30,
                                           -----------------------------------
                                                1997                1996
                                           ---------------     ---------------
 Acquisitions of Centers:
   Number of Centers purchased . . .                 2                    2
                                           ---------------     ---------------
                                           ---------------     ---------------
   Number of Centers foreclosed  . .                 -                    5
                                           ---------------     ---------------
                                           ---------------     ---------------

   Receivables applied (net of
     related allowance)  . . . . . .  $              -              251,328
   Liabilities assumed . . . . . . .           375,337            1,216,724
   Cash paid   . . . . . . . . . . .           554,859              394,389
                                           ---------------     ---------------
   Cost of assets acquired . . . . .  $        930,196            1,862,441
                                           ---------------     ---------------
                                           ---------------     ---------------
 Sales:
   Number of Centers refranchised  .                2*                    3
                                           ---------------     ---------------
                                           ---------------     ---------------

   Cash received . . . . . . . . . .  $         73,900               21,573
   Notes received  . . . . . . . . .            26,800              112,232
   Liabilities assumed by purchaser             40,875               19,500

   Loss (gain) on sale . . . . . . .            11,083               (5,160)
   Operating/Marketing subsidies
   granted purchaser . . . . . . . .              -                 (49,750)
   Franchise fees  . . . . . . . . .            14,000               28,000
   Franchise costs . . . . . . . . .              -                  (5,000)
                                           ---------------     ---------------
   Net book value of centers
     refranchised  . . . . . . . . .  $        166,658              121,395
                                           ---------------     ---------------
                                           ---------------     ---------------

* Includes one center which was originally developed to be a Company-owned Center, but was sold to a franchisee prior to opening.

                                 (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

     During the six months ended June 30, 1997 and 1996, non-cash transactions consisted of the Company issuing 21,438 and 20,644 shares of common stock at an average value of $1.14 and $1.13 per share, respectively, in accordance with its matching requirement under the Company's 401(k) plan. Other non-cash transactions during the first six months of 1997 included the write-off of a direct financing lease receivable and the corresponding capital lease obligation of $153,316 based on the franchisee re-negotiating the lease resulting in the Company being released from the lease. Other non-cash transactions during the first six months of 1996 included a settlement agreement with a franchisee, who owned two Centers, whereby, $109,439 of net receivables, $7,000 of lease deposits and one undeveloped license of $16,312, were exchanged for a non-interest bearing note receivable discounted to $86,127 upon the sale of the Centers to a new franchisee; a franchise license in the amount of $7,392, net of deferred franchising costs of $2,222, was cancelled and applied to a franchisee's accounts receivable balance and a capital lease obligation of $368,000 was recorded.

8.   NEW ACCOUNTING STANDARDS
     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (Statement 128). Statement 128 supersedes APB Opinion No. 15, EARNINGS PER SHARE (APB 15) and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee (IASC). It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The adoption of Statement 128 is not expected to have a significant effect on the Company's reported earnings per share.

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

     The Company reported a net loss of ($83,688) for the first half of 1997, as compared to a net loss of ($193,974) for the first half of 1996. For the second quarter of 1997, the Company reported net income of $393,257 compared to a net loss of ($71,934) for the same quarter in 1996.

     Total revenue increased 9% or $872,901 for the first half of 1997, compared to the first half of 1996. Revenue during the second quarter of 1997 increased $553,443 over the same quarter last year, an increase of 11%. The increases are due primarily to increases in royalty revenue and other revenue due to a settlement agreement entered into with a former franchisee. Under the settlement agreement, the Company recognized approximately $207,200 of royalty fees not previously recognized and approximately $168,000 of other income related to the reimbursement of costs previously expensed. The Company also experienced increases in revenue from center openings and the related product and equipment revenue. Revenue from Company-owned Centers remained relatively constant as the average number of Company-owned Centers (based on number of months operated) remained constant.

     Royalty fees are a percentage of gross sales paid monthly by all franchised Grease Monkey Centers. Royalty fee revenue for the first half of 1997 increased by 17% over the first half of 1996 to $1,830,211. Royalty fee revenue for the second quarter of 1997 increased 29% over the second quarter of 1996 to $1,052,721. The increases are due to the recording of the settlement agreement with a former franchisee, as discussed previously. Based upon many factors, including the age of amounts owed the Company, the extent of collateralization, and historical performance, the Company may place certain financially troubled franchisees on a non-accrual status. For the first half of 1997, estimated royalties of $58,375 were not accrued under this policy, compared to $61,875 for the first half of 1996. During the second quarter of 1997, estimated royalties of $32,625 were not accrued compared to $31,525 for the second quarter of 1996. The Company has a royalty rebate program for franchisees under which eligible franchisees can receive a rebate of royalties paid. For the first half of 1997, the rebate accrued under this program was $120,202, compared to $125,715 for the first half of 1996. The rebate accrued for the second quarter of 1997 was $61,257, compared to a rebate of $64,788 for the second quarter of 1996. The rebate is recorded as a reduction in royalty revenue.

     The Company recognized franchise sales revenue net of related costs of $66,783 during the first six months of 1997, representing seven Center openings. For the second quarter of 1997, franchise sales net revenue was $55,267, representing four center openings. There were no Center openings during the first six months of 1996. Franchise sales revenue represents initial one-time payments received by the Company from buyers of its franchises. The fee and any directly related costs are recognized as revenue and expense when the related franchise Center opens for business.



                                  (continued)

              GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

     At June 30, 1997, the Company operated 30 Centers as compared to 33 Centers at June 30, 1996. However, the average number of Centers operated during the quarter and six month periods ended June 30, 1997 and June 30, 1996, were relatively constant at 31 Centers for the quarter periods for both years and 31 and 32 Centers for the six month periods in 1997 and 1996, respectively. For the first six months of 1997, the Company reported an operating margin (Company-owned Center sales less expenses, excluding interest, depreciation and amortization) of $1,066,921 on revenue of $7,386,371 at Company-owned Centers as compared to an operating margin of $958,924 on revenue of $7,063,639 for the same period last year. These results represent an increase of 5% in revenue and 11% in operating margin. For the second quarters of 1997 and 1996, the Company reported operating margins of $551,951 and $522,151 on revenue of $3,802,717 and $3,778,367 respectively, representing increases in revenue of 1% and operating margin of 6%.

     In the first six months of 1997, the Company realized marketing allowances and gross margins on product and equipment sales of $235,144, as compared to $219,892 in the first six months of 1996. In the second quarter of 1997, marketing allowances and gross margins on product and equipment sales were $112,710, as compared to $104,676 in the second quarter of 1996. Product and equipment revenue represents the sale of fluid dispensing equipment and other supplies to franchisees, and marketing allowances relate to the sale of oil filters, air filters, oil additives, and certain other products. The number of Center openings in a period impacts product and equipment revenue, thus revenue for 1997 was above that of 1996.

     General and administrative expenses for the first six months and second quarter of 1997 increased 17% or $393,390 and decreased 4% or $45,125 as compared to the first six months and second quarter of 1996. The increase in the first six months of 1997 over 1996 is primarily a result of the accrual of the Company's obligation under a Consultant Agreement with the Company's former Chairman of the Board, President and Chief Executive Officer. The term of the agreement is from March 4, 1997 through March 3, 1999. The agreement requires the former executive to perform such duties and services as may be assigned to him from time to time at the direction or request of the Company's President and Chief Executive Officer. Under the agreement, the former executive will be paid a monthly fee for the term of the agreement. The Company is obligated to make the payments regardless of whether services are requested or performed. General and administrative expenses for the first six months of 1997 includes approximately $379,000 related to this agreement. Other factors contributing to the increase in 1997 include: an increase in the general and administrative expenses at the Company-owned Center Division of approximately $89,000; an increase in professional fees related to legal, tax and accounting issues, of approximately $31,000; an increase in franchise development expenses of approximately $24,000; an increase in travel and entertainment expenses of approximately $17,000; and an increase in franchise sales and advertising expenses of approximately $15,000. Offsetting these increases was a decrease in litigation legal fees of approximately $145,000. Factors causing the variance between second quarter 1997 and 1996 general and administrative expenses include: an increase in professional fees related to legal, tax and accounting issues, of approximately $27,000; an increase

                                 (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES in the general and administrative expenses at the Company-owned Center Division of approximately $21,000; an increase in travel and entertainment expenses of approximately $14,000; and an increase in franchise development expenses of approximately $7,000. Offsetting these increases was a decrease in salaries, wages and personnel expenses of approximately $8,000 and a decrease in litigation legal fees of approximately $86,000.

     Depreciation and amortization expense for the first six months and second quarter of 1997 remained constant to the periods in 1996. This is due to the average number of Company-owned Centers operated during the periods remaining relatively consistent.

     Gain (loss) on sale of Centers represents the net results of the refranchising/disposal of Company-owned Centers. When the Company refranchises a Center, a franchise license fee is included in the sales price and included in the resulting gain or loss on sale. The loss of ($17,463) for the six months ended June 30, 1997, represents the refranchising of one Company-owned Center, the sale of one Center, which was originally developed to be a Company-owned Center, and marketing allowances paid based on subsidies granted certain franchisees on the refranchising of Company-owned Centers in 1996. The loss of ($3,412) for the six months ended June 30, 1996, represents the refranchising of three Company-owned Centers.

     In the first half of 1996, the Company recognized $27,563 in franchise sales revenue resulting from license cancellations. There have been no license cancellations in 1997.

     Interest expense includes interest on debt financing and interest recorded on capital leases of Company-owned Centers. The addition of two Company-owned Centers accounts for the increase in interest expense due to additional borrowings to acquire the Centers and interest expense related to capital leases entered into for the buildings. Interest expense in 1997 also includes amortization of the discount on the Company's obligation under the Consultant Agreement, which was initially recorded at its present value.



                                  (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

     The following schedule summarizes the activity with regard to Grease Monkey Company-owned Centers as well as Grease Monkey franchised Centers for the six months ended June 30, 1997 and 1996.


                                                                     SIX MONTHS ENDED:

                                               JUNE 30, 1997                             JUNE 30, 1996
                                    ----------------------------------------------------------------------------
                                     COMPANY    FRANCHISE                    COMPANY     FRANCHISE
                                      OWNED       OWNED        TOTAL          OWNED        OWNED         TOTAL
                                    --------    ---------    ---------      ---------    ---------    ----------
Centers open, beginning                  31          184          215             29          181           210

Centers opened (A)                        -            7            7              -            1             1

Centers purchased                         2           (2)           -              2           (2)            -

Centers sold                             (1)           1            -             (3)           3             -

Centers terminated or
  closed                                 (2)          (1)          (3)             -           (5)           (5)

Centers reacquired                        -            -            -              5           (5)            -
                                    --------    ---------    ---------      ---------    ---------    ----------
Centers open, ending (B)                 30          189          219             33          173           206
                                    --------    ---------    ---------      ---------    ---------    ----------
                                    --------    ---------    ---------      ---------    ---------    ----------
Vehicles serviced (000's)                                       1,426                                     1,414
                                                             ---------                                ----------
                                                             ---------                                ----------
Franchise licenses issued (C)                                       7                                        16
                                                             ---------                                ----------
                                                             ---------                                ----------
Undeveloped franchise licenses
    (D)                                                            50                                        51
                                                             ---------                                ----------
                                                             ---------                                ----------
Franchise applications
  outstanding (D)                                                  17                                        17
                                                             ---------                                ----------
                                                             ---------                                ----------
Franchise license/application
  fees received (E)                                          $137,600                                  $318,800
                                                             ---------                                ----------
                                                             ---------                                ----------

(A) 1996 includes one franchised Center which was involved in a settlement with the Company which resulted in the Company assuming possession of the Center in April 1996 and thus no franchise revenue was recognized.
(B) Includes 20 franchised Centers in Mexico in 1997 and 16 franchised Centers in Mexico in 1996.
(C)  Represents the number of licenses issued during the period.
(D)  Represents the number of licenses/applications outstanding at June 30.
(E) Represents amounts received for franchise licenses/applications during the period.



                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                   (continued)


LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES

     In May 1996, the Company entered into a Business Loan Agreement with a major bank for a $2,000,000 three year line of credit. Funds drawn under the line are restricted to the development of new Centers. The Company has the right to select an optional interest rate as described in the agreement, however, in no case will the interest rate exceed the bank's reference rate. In exchange for a supply agreement on any Centers built utilizing the line of credit, a motor oil supplier agreed to guarantee the line. As of June 30, 1997, the Company had drawn approximately $415,000 under this line of credit.

     During April 1995, the Company entered into two agreements with a motor oil supplier - a Loan Agreement and a Fast Lube Supply Agreement. Under the Loan Agreement, as amended, a $2,481,000 line of credit was established. All loans drawn under this line accrue interest at 9% per annum and are repaid in quarterly installments over a ten year period from date of disbursement. The line is secured by the assignment of real property, leases and lubrication equipment of certain Company-owned Centers. All available amounts have been drawn under the line and approximately $2,100,000 remains outstanding as of June 30, 1997. Under the Fast Lube Supply Agreement, the Company is required to purchase at least 85% of the petroleum products for such Centers from the supplier, the Company is required to meet certain minimum annual purchase requirements and the Company is required to feature the supplier's products in such Centers.

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

     The growth of the Grease Monkey system is dependent on the ability of the Company and its franchisees to obtain real estate development capital. Historically, Grease Monkey Centers have been built utilizing build-to-suit services, whereby the land is purchased and the building is constructed to the Company's specifications, then leased to the Company or to a franchisee, by a third party. Recently, franchisees have moved toward purchasing and developing the real estate for their own account, thereby creating greater value in their business.



                                  (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                   (continued)


LIQUIDITY

     Cash provided by operations during the first six months of 1997 was $576,612 as compared to cash provided by operations of $260,709 in the first six months of 1996. The most significant factors contributing to this variance are the settlement agreement entered into with a former franchisee as discussed previously, and an improved operating margin at Company-owned Centers.

     Cash used in investing activities was ($604,268) in the first six months of 1997, as compared to cash used in investing activities of ($494,496) in the first six months of 1996. Cash provided in both periods consisted primarily of receipts on direct financing leases which increased slightly over the periods. Additional cash was received in the first six months of 1997 and 1996 with the refranchising/sale of two and three Company-owned Centers, respectively. Cash used in investing activities for the first six months of 1997 and 1996 consisted primarily of cash used to purchase Centers. Additional cash was used in both periods for capital expenditures, primarily Company Center equipment. Additionally, cash was used in the first six months of 1996 for the buy-out of leases of automobiles used by field employees.

     Cash provided by financing activities was $213,918 in the first six months of 1997 as compared to cash provided by financing activities of $131,022 in the first six months of 1996. Cash provided by financing activities in the first six months of 1997 consisted primarily of proceeds from long-term obligations for the purchase of property related to the acquisition of a center and sale of common stock. Cash provided by financing activities in the first six months of 1996 consisted primarily of proceeds from long-term obligations related to the purchase of automobiles (as described above), an equipment loan from a motor oil supplier, and a draw on a line of credit for the financing of the acquisition of two franchised Centers. Financing activities also included cash used to reduce long-term debt and capital lease obligations of $505,464 in the first six months of 1997 and $393,473 in the first six months of 1996.

     The Company does not have any material commitments for capital expenditures. The Company believes it has the capital resources and liquidity necessary to meet all of the obligations, debt maturities, and commitments of the Company during 1997.

                        GREASE MONKEY HOLDING CORPORATION

                         COMMISSION FILE NUMBER:  0-9812

                           QUARTER ENDED JUNE 30, 1997

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On June 10, 1997, the Company held its annual meeting of shareholders. The Company's shareholders elected the following seven persons as directors, each to serve until the next annual meeting of shareholders or until his successor is elected and qualified: Jerry D. Armstrong, Jim D. Baldwin, Cortlandt S. Dietler, Wayne H. Patterson, Charles E. Steinbrueck, James B. Wallace and George F. Wood. The Company's shareholders also voted to amend the Company's 1994 Stock Incentive Plan to increase the number of shares of Common Stock which may be optioned or awarded under the plan from 500,000 shares to 1,000,000 shares (the Amendment). The number of shares voted and withheld with respect to each director and the Amendment were as follows:


ELECTION OF DIRECTORS                   FOR                 WITHHELD

Jerry D. Armstrong                      3,698,413           15,859
Jim D. Baldwin                          3,697,591           16,681
Cortlandt S. Dietler                    3,697,308           16,964
Wayne H. Patterson                      3,696,564           17,708
Charles E. Steinbrueck                  3,694,982           19,290
James B. Wallace                        3,698,320           15,952
George F. Wood                          3,697,781           16,491


AMENDMENT

FOR            AGAINST             ABSTAIN             BROKER NON-VOTES

2,784,883      84,523              147,460             697,406

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits (numbered in accordance with Item 601 of regulation S-K)

     10.  Amendment to 1994 Stock Incentive Plan
     11.  Statement Re:  Computation of Per Share Earnings
     27.  Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the period covered by this report.

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                       COMMISSION FILE NUMBER:     0-9812
                           QUARTER ENDED JUNE 30, 1997
                                   FORM 10-QSB


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

Denver, Colorado
August 14, 1997