Form 10QSB
period 1997-09-30
GREASE MONKEY HOLDING CORP
filed 1997-11-13
CIK 350179

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-QSB


            (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1997


              ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from         to
                                                     ------    ------
                            Commission File Number 0-9812


                          GREASE MONKEY HOLDING CORPORATION
          -----------------------------------------------------------------
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


                                    (303) 534-1660
                             ---------------------------
                             (Issuer's telephone number)


Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X       No
                                     ---         ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                   Outstanding at
                     Class                         November 3, 1997
         -----------------------------             ----------------
         Common Stock, $0.03 par value             4,618,183 shares

Transitional Small Business Disclosure Format         Yes       No  X
                                                          ---      ---

                          GREASE MONKEY HOLDING CORPORATION

                           COMMISSION FILE NUMBER:  0-9812

                           QUARTER ENDED SEPTEMBER 30, 1997


                                     FORM 10-QSB

                            PART I   FINANCIAL INFORMATION



    Consolidated Statements of Operations...........................     Page 1

    Consolidated Balance Sheets.....................................     Page 2

    Consolidated Statements of Stockholders' Equity.................     Page 4

    Consolidated Statements of Cash Flows...........................     Page 5

    Notes to Consolidated Financial Statements......................     Page 7

    Management's Discussion and Analysis or Plan
      of Operation..................................................    Page 10


                             PART II   OTHER INFORMATION


    Legal Proceedings...............................................    Page 16

    Exhibits and Reports on Form 8-K................................    Page 16

    Signatures......................................................    Page 17

                  GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                                           ------------------------     -------------------------
                                                              1997           1996          1997           1996
                                                           ----------     ---------     ----------     ----------
Operating Revenue:
  Royalty fees...........................................  $  828,823       827,617      2,659,034      2,392,110
  Franchise sales - center openings......................      84,000        75,400        172,201         75,400
  Product and equipment revenue..........................     230,971       243,556        574,508        574,164
  Sales by Company-owned Centers.........................   3,829,962     3,817,786     11,216,333     10,881,425
  Leasing revenue........................................     388,085       361,590      1,166,957      1,062,392
  Other..................................................     123,769        19,103        325,416        115,499
                                                           ----------     ---------     ----------     ----------
                                                            5,485,610     5,345,052     16,114,449     15,100,990
                                                           ----------     ---------     ----------     ----------
Operating Expenses:
  Franchise costs - center openings......................      19,791        20,985         41,209         20,985
  Product and equipment costs............................     115,369       130,626        223,762        241,342
  Company-owned Centers..................................   3,270,698     3,216,101      9,590,148      9,320,816
  Leasing expense........................................     408,958       335,040      1,161,294      1,019,210
  General and administrative expenses....................   1,216,626     1,103,471      3,864,259      3,357,714
  Provision for credit losses............................      30,000        31,761         82,141         90,107
  Depreciation...........................................     175,761       177,236        503,974        514,731
  Amortization...........................................      72,577        64,222        207,614        180,734
                                                           ----------     ---------     ----------     ----------
                                                            5,309,780     5,079,442     15,674,401     14,745,639
                                                           ----------     ---------     ----------     ----------
Operating income.........................................     175,830       265,610        440,048        355,351
                                                           ----------     ---------     ----------     ----------
Other income (expense):
  Gain (loss) on sale/disposition/closure of centers.....    (282,929)      (76,887)      (300,392)       (80,299)
  Undeveloped franchise licenses canceled................       -             -              -             27,563
  Interest income........................................      15,302         7,795         50,976         17,160
  Interest expense.......................................    (189,408)     (166,314)      (555,525)      (483,545)
                                                           ----------     ---------     ----------     ----------
                                                             (457,035)     (235,406)      (804,941)      (519,121)
                                                           ----------     ---------     ----------     ----------
Net income (loss)........................................  $ (281,205)       30,204       (364,893)      (163,770)
                                                           ----------     ---------     ----------     ----------
                                                           ----------     ---------     ----------     ----------
Earnings (loss) per common share (Note 5)................  $    (0.07)            *          (0.10)         (0.06)
                                                           ----------     ---------     ----------     ----------
                                                           ----------     ---------     ----------     ----------
Weighted average shares outstanding......................   4,442,184     4,364,264      4,384,802      4,355,565
                                                           ----------     ---------     ----------     ----------
                                                           ----------     ---------     ----------     ----------

* Less than $.01 per share.

                                (UNAUDITED)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                               1997            1996
                                                                           -------------   ------------
ASSETS

Current Assets:
  Cash..............................................................        $   780,945        324,745
  Restricted cash including certificates of
    deposit.........................................................               -            34,927
  Accounts receivable, net of allowance for
    doubtful accounts of $337,183 at September 30,
    1997, and $252,795 at December 31, 1996.........................          1,073,243      1,042,259
  Current portion of notes receivable,
    net of allowance for uncollectible amounts......................            281,687        500,705
  Current portion of net investment
    in direct financing leases......................................            193,438        225,053
  Inventories.......................................................            862,404        887,203
  Prepaid expenses and supplies.....................................             72,826        125,208
                                                                            -----------     ----------

    TOTAL CURRENT ASSETS............................................          3,264,543      3,140,100
                                                                            -----------     ----------

Property and Equipment, at Cost, Pledged:...........................
  Land..............................................................            695,917        445,917
  Buildings (including buildings under capital leases)..............          6,334,541      5,728,492
  Furniture and fixtures............................................            587,615        562,235
  Leasehold improvements............................................            713,311        662,001
  Machinery and equipment...........................................          1,722,757      1,735,844
                                                                            -----------     ----------
                                                                             10,054,141      9,134,489
  Less accumulated depreciation and
    amortization....................................................         (3,986,281)    (3,540,784)
                                                                            -----------     ----------

    NET PROPERTY AND EQUIPMENT......................................          6,067,860      5,593,705
                                                                            -----------     ----------

Other Assets:.......................................................
  Net investment in direct financing leases.........................          3,502,427      3,499,162
  Notes receivable, net of allowance for uncollectible
    amounts.........................................................            222,081        270,761
  Deferred franchising costs........................................            253,401        211,849
  Goodwill and covenants not to compete, net
    of accumulated amortization of $1,147,922 at
    September 30, 1997, and $966,729 at December 31, 1996...........          2,659,157      2,401,586
  Other assets, net of accumulated amortization of $157,175 at
    September 30, 1997, and $141,355 at December 31, 1996...........            196,935         99,960
                                                                            -----------     ----------

    TOTAL OTHER ASSETS..............................................          6,834,001      6,483,318
                                                                            -----------     ----------
                                                                            $16,166,404     15,217,123
                                                                            -----------     ----------
                                                                            -----------     ----------

                                  (UNAUDITED)
                            (continued on next page)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                         SEPTEMBER 30,   DECEMBER 31,
                                                                             1997            1996
                                                                         -------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..................................................       $  972,590      1,043,149
  Accrued salaries and wages........................................          221,615        203,073
  Other accrued liabilities.........................................          354,154        347,158
  Current portion of long-term obligations..........................          767,881      1,066,283
  Current portion of obligations
    under capital leases............................................          448,857        427,917
                                                                          -----------     ----------

    TOTAL CURRENT LIABILITIES.......................................        2,765,097      3,087,580
                                                                          -----------     ----------

Long-term Obligations...............................................        4,057,052      3,126,148
Obligations Under Capital Leases....................................        6,976,199      6,649,017
Deferred Franchise Sales Revenue....................................          977,670        907,371

Stockholders' Equity:
  Series C Preferred stock, stated value of $100.00
   per share, 20,896 shares issued and outstanding at
   September 30, 1997 and December 31, 1996.........................        2,089,638      2,089,638
  Common stock, par value $.03, 20,000,000
    shares authorized, 4,618,183 and 4,379,860,
    shares issued and outstanding at September 30,
    1997 and December 31, 1996, respectively........................          138,545        131,396
  Capital in excess of par value....................................        6,178,793      5,877,670
  Accumulated deficit...............................................       (7,016,590)    (6,651,697)
                                                                          -----------     ----------

      TOTAL STOCKHOLDERS' EQUITY....................................        1,390,386      1,447,007

  Commitments and Contingencies.....................................
                                                                          -----------     ----------
                                                                          $16,166,404     15,217,123
                                                                          -----------     ----------
                                                                          -----------     ----------

                                  (UNAUDITED)

                                             GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                       Common Stock
                                         Preferred Stock      --------------------------------
                                     ----------------------                         Capital in
                                     Number of                Number of              Excess of     Accumulated
                                      Shares       Amount      Shares      Amount    Par Value       Deficit       Total
                                     ---------   ----------   ---------   --------   ----------    ------------  ---------
Balance at December 31, 1995.......   20,958     $2,095,838   4,336,764   $130,103   5,773,248     (6,074,574)   1,924,615

Issuance of common stock pursuant
 to employee benefit plan..........        -              -      40,616      1,219      45,025              -       46,244
Conversion of Series C Preferred
 stock to common stock,
 including payment of
 accumulated dividends.............      (62)        (6,200)      2,480         74       5,397              -         (729)
Increase in fair value of
 warrants extended.................        -              -           -          -      54,000              -       54,000

Net loss...........................        -              -           -          -           -       (577,123)    (577,123)
                                    --------     ----------   ---------   --------   ---------     ----------    ---------
Balance at December 31, 1996.......   20,896      2,089,638   4,379,860    131,396   5,877,670     (6,651,697)   1,447,007

Issuance of common stock pursuant
 to employee benefit plan..........        -              -      27,847        834      35,500              -       36,334
Issuance of common stock upon
 exercise of employee stock
 options...........................        -              -      20,000        600      21,338              -       21,938
Issuance of common stock...........        -              -     190,476      5,715     244,285              -      250,000
Net loss...........................        -              -           -          -           -       (364,893)    (364,893)
                                    --------     ----------   ---------   --------   ---------     ----------    ---------

Balance at September 30, 1997......   20,896     $2,089,638   4,618,183   $138,545   6,178,793     (7,016,590)   1,390,386
                                    --------     ----------   ---------   --------   ---------     ----------    ---------
                                    --------     ----------   ---------   --------   ---------     ----------    ---------


                                     (UNAUDITED)

                  GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                  -----------------------------
                                                       1997              1996
                                                  -----------         ---------
Cash flows from operating activities:

  Net loss....................................... $  (364,893)        (163,770)

  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Increase in deferred franchise sales
       revenue...................................     281,500          442,200
      Franchise sales revenue recognized-center
       openings..................................    (172,201)         (75,400)
      Increase in deferred franchising costs.....     (82,762)         (88,046)
      Franchise costs recognized - center
       openings..................................      41,209           20,985
      Provision for credit losses................      82,141           90,107
      Depreciation and amortization..............     711,588          695,465
      Undeveloped franchise licenses canceled....       -              (27,563)
      Loss on sale/disposition/closure of
       centers...................................     275,476           55,752
      Accrual of Consultant Agreement............     357,113             -
      Other, net.................................         372           (9,193)
      Change in assets and liabilities:
        Increase in accounts receivable..........    (168,364)        (249,705)
        Decrease (increase) in notes receivable..     283,977           (7,016)
        Increase in inventories..................     (14,051)         (85,417)
        Decrease (increase) in prepaid expenses
         and supplies............................      52,382          (39,188)
        Increase (decrease) in accounts payable..    (158,604)         202,241
        Increase in accrued salaries and wages
         and other liabilities...................      54,570          125,104
                                                  -----------         --------
      Net cash provided by operating activities.. $ 1,179,453          886,556
                                                  -----------         --------

                                   (UNAUDITED)
                            (continued on next page)

                  GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                  -----------------------------
                                                       1997              1996
                                                  -----------         ---------
Cash flows from investing activities:
                                                  $   150,081          130,398
  Principal receipts on direct financing leases
  Acquisition of centers.........................    (573,249)        (394,389)
  Sale of centers................................     116,901           31,573
  Capital expenditures...........................    (249,605)        (681,922)
  Decrease (increase) in other assets............    (113,709)           2,713
                                                  -----------         ---------
        Net cash used in investing activities....    (669,581)        (911,627)
                                                  -----------         ---------

Cash flows from financing activities:
  Proceeds from long-term obligations............   3,045,000          842,000
  Principal payments on long-term obligations....  (3,101,022)        (359,463)
  Principal payments on capital lease
    obligations..................................    (306,821)        (253,541)
  Issuance of common stock.......................     271,938             -
  Payment of accumulated dividends
    upon conversion of preferred stock to common
    stock........................................        -                (729)
  Decrease (increase) in restricted cash.........      34,927           (2,224)
  Increase in lease deposit obligations..........       2,306            4,500
                                                  -----------         ---------
        Net cash provided by (used in)
         financing activities....................     (53,672)         230,543
                                                  -----------         ---------
Net increase in cash.............................     456,200          205,472
Cash, beginning of period........................     324,745          385,167
                                                  -----------         ---------
Cash, end of period.............................. $   780,945          590,639
                                                  -----------         ---------
                                                  -----------         ---------
Supplemental disclosures of cash flow
  information -
    Cash paid during the period for interest....  $   891,569          802,906
                                                  -----------         ---------
                                                  -----------         ---------

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

3. The results for the three-month and nine-month periods ended September 30, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year of 1997.

4.  STOCKHOLDERS' EQUITY
    On January 20, 1997, Charles E. Steinbrueck, President and Chief Executive Officer, entered into an agreement to purchase 190,476 newly issued shares of the Company's common stock at $1.3125, the last trade price on January 20, 1997, for a total consideration of $250,000.

    The Company's Series C, 6% cumulative, preferred stock is redeemable at the option of the Company upon 60 days prior written notice. At the option of the holder, at any time prior to the close of business on the redemption date, each share of Series C Preferred stock, plus any accumulated unpaid dividends, may be converted into shares of common stock at a conversion price of $2.50 per share of common stock. On September 30, 1997, accumulated unpaid dividends totaled $475,344.

    The Company has an employee deferred compensation 401(k) plan and matches employee contributions to this plan in an amount equal to 50% of the employees' contribution, up to a maximum of 6% of the employees' compensation. The Company's contribution is paid with its $0.03 par value common stock (net of forfeitures) valued at market on the date of the contribution. During the first nine months of 1997 and 1996, the Company contributed 27,847 and 30,007 shares to this plan at an average of $1.30 and $1.15 per share, respectively.

5.  EARNINGS (LOSS) PER SHARE
    Primary earnings (loss) per share is determined based on the number of common and common equivalent shares outstanding and is adjusted for the assumed conversion of shares issuable upon exercise of options and warrants, after the assumed repurchase of common shares with the related proceeds (anti-dilutive for all periods presented). Earnings (loss) per share for all

                                  (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES periods was computed after reduction for preferred stock dividends ($31,602 for the third quarters of 1997 and 1996, and $93,776 and $94,163 for the first nine months of 1997 and 1996, respectively). The assumed conversion of preferred stock was anti-dilutive for all periods presented.

6.  COMMITMENTS AND CONTINGENCIES
    The Company is a party to legal proceedings including claims by franchisees against the Company that arise in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material effect on the financial condition, results of operations or cash flows of the Company.

7.  SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
    The following table sets forth, by period, the amount and nature of amounts paid and received for the acquisition, sale (refranchising) and closure of Company-owned Centers.

                                            NINE MONTHS ENDED SEPTEMBER 30,
                                            -------------------------------
                                              1997                  1996
                                            --------              ---------
Acquisitions of Centers:
  Number of Centers purchased                      2                      2
                                            --------              ---------
                                            --------              ---------
  Number of Centers foreclosed                     -                      5
                                            --------              ---------
                                            --------              ---------
  Receivables applied (net of related
    allowance)                              $      -                251,328
  Liabilities assumed                        375,337              1,218,960
  Cash paid                                  573,249                394,389
                                            --------              ---------
  Cost of assets acquired                   $948,586              1,864,677
                                            --------              ---------
                                            --------              ---------
Sales:
  Number of Centers refranchised/
    closed                                         6 *                    4
                                            --------              ---------
                                            --------              ---------
  Cash received                             $116,901                 31,573
  Notes received                              26,800                124,776
  Liabilities assumed by purchaser            40,875                 39,750
  Loss on sale                               275,476                 55,752
  Operating/Marketing subsidies granted            -                (97,750)
  Franchise fees                              14,000                 28,000
  Franchise costs                                  -                 (5,000)
                                            --------              ---------
  Net book value of Centers
   refranchised/closed                      $474,052                177,101
                                            --------              ---------
                                            --------              ---------

* Includes one center which was originally developed to be a Company-owned Center, but was sold to a franchisee prior to opening.

                                  (continued)

              GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

    During the nine months ended September 30, 1997 and 1996, non-cash transactions consisted of the Company issuing 27,847 and 30,007 shares of common stock at an average value of $1.30 and $1.15 per share respectively, in accordance with its matching requirement under the Company's 401(k) plan. Other non-cash transactions during the first nine months of 1997 included: the write-off of a direct financing lease receivable and the corresponding capital lease obligation of $153,316 based on the franchisee re-negotiating the lease resulting in the Company being released from the lease; a capital lease obligation of $386,045 was recorded and a direct financing lease receivable and the corresponding capital lease obligation of $83,619 was written off based on the sale of the related Center to a third party. As a result of the the sale, the landlord reduced the Company's obligation from a primary lessor to a guarantor. Other non-cash transactions during the first nine months of 1996 included: a settlement agreement with a franchisee, who owned two Centers, whereby, $109,439 of net receivables, $7,000 of lease deposits and one undeveloped license of $16,312, were exchanged for a non-interest bearing note receivable discounted to $86,127 upon the sale of the Centers to a new franchisee; a franchise license in the amount of $7,392, net of deferred franchising costs of $2,222, was cancelled and applied to a franchisee's accounts receivable balance and a capital lease obligation of $368,000 was recorded.

8.  NEW ACCOUNTING STANDARDS
    In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (Statement 128). Statement 128 supersedes APB Opinion No. 15, EARNINGS PER SHARE (APB 15) and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The adoption of Statement 128 is not expected to have a significant effect on the Company's reported earnings per share.

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

    The Company reported a net loss of ($364,893) for the first nine months of 1997, as compared to a net loss of ($163,770) for the first nine months of 1996. For the third quarter of 1997, the Company recognized a net loss of ($281,205) compared to income of $30,204 for the same quarter in 1996.

    Total revenue increased by $1,013,459 or 7% for the first nine months of 1997, compared to the first nine months of 1996. Revenue during the third quarter of 1997 increased $140,558 over the same quarter last year, an increase of 3%. The nine month increase is due primarily to increases in royalty revenue and other revenue due to a settlement agreement entered into with a former franchisee. Under the settlement agreement, the Company recognized approximately $207,000 of royalty fees not previously recognized and approximately $168,000 of other income related to the reimbursement of costs previously expensed. For both the nine month and third quarter periods, the Company experienced modest increases in revenue from center openings and revenue from Company-owned Centers (the average number of Company-owned Centers, based on number of months operated, remained relatively constant). In addition, in the third quarter of 1997, other income of approximately $99,000 was recognized based on a settlement with a franchisee.

    Royalty fees are a percentage of gross sales paid monthly by all
franchised Grease Monkey Centers.   Royalty fee revenue for the first nine
months of 1997 increased by 11% compared to the first nine months of 1996 to $2,659,034. Royalty fee revenue for the third quarter of 1997 increased slightly compared to the third quarter of 1996 to $828,823. The nine month increase is due to the recording of the settlement agreement with a former franchisee, as discussed previously. Based upon many factors, including the age of amounts owed the Company, the extent of collateralization, and historical performance, the Company may place certain financially troubled franchisees on a non-accrual status. For the first nine months of 1997, estimated royalties of $89,700 were not accrued under this policy, compared to $90,325 for the first nine months of 1996. During the third quarter of 1997, estimated royalties of $31,325 were not accrued compared to $28,450 for the third quarter of 1996. The Company has a royalty rebate program for franchisees under which eligible franchisees can receive a rebate of
royalties paid.   For the first nine months of 1997, the rebate accrued under this program was $182,712, compared to $194,051 for the first nine months of 1996. The rebate accrued for the third quarter of 1997, was $62,510, compared to a rebate of $68,336 for the third quarter of 1996. The rebate is recorded as a reduction in royalty revenue.

    The Company recognized franchise sales revenue net of related costs of $130,992 during the first nine months of 1997, representing fifteen Center openings. For the third quarter of 1997, franchise sales net revenue was
$64,209, representing eight Center openings.   The Company recognized
franchise sales net revenue of $54,415 for the first nine months and third quarter of 1996, representing five Center openings. Franchise sales revenue represents initial one-time payments received by the Company from buyers of its franchises. The fee and any directly related costs are recognized as revenue and expense when the related franchise Center opens for business.

                                  (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

    At September 30, 1997, the Company operated 30 centers as compared to 32 centers at September 30, 1996. For the first nine months of 1997, the Company reported an operating margin (Company-owned Center sales less expenses, excluding interest, depreciation and amortization) of $1,626,185 on revenue of $11,216,333 at Company-owned Centers, as compared to an operating margin of $1,560,609 on revenue of $10,881,425 for the same period last year. This represents an increase of 3% in revenue and 4% in operating margin.
For the third quarters of 1997 and 1996, the Company reported operating margins of $559,264 and $601,685 on revenue of $3,829,962 and $3,817,786, respectively, representing an increase in revenue of less than 1% and a decrease in operating margin of 7%.

    On a same center basis, those Company-owned Centers operated continuously over the period January 1, 1996 through September 30, 1997, representing 24 centers, had an operating margin of $1,406,024 on revenue of $8,931,982 for the first nine months of 1997, as compared to an operating margin of $1,410,709 on revenue of $8,745,660 for the first nine months of 1996. This represents an increase of 2% in revenue and a decrease of less than 1% in operating margin. The same center statistics for the third quarter of 1997 and 1996 were operating margins of $456,339 on revenue of $3,063,666 and $528,259 on revenue of $3,006,792, respectively, representing an increase in revenue of 2% and a decrease in operating margins of 14%.

    In the first nine months of 1997, the Company realized marketing allowances and gross margins on product and equipment sales of $350,746, as compared to $332,822 in the first nine months of 1996. In the third quarter of 1997, marketing allowances and gross margins on product and equipment sales were $115,602, as compared to $112,930 in the third quarter of 1996. Product and equipment revenue represents the sale of fluid dispensing equipment and other supplies to franchisees, and marketing allowances relate to the sale of oil filters, air filters, oil additives, and certain other products. The number of center openings in a period impacts product and equipment revenue, thus revenue for 1997 was above that of 1996.

    General and administrative expenses for the first nine months and third quarter of 1997 increased 15% or $506,545 and 10% or $113,155 as compared to the first nine months and third quarter of 1996. The increase in the first nine months of 1997 over 1996 is primarily a result of the accrual of the Company's obligation under a Consultant Agreement with the Company's former Chairman of the Board, President and Chief Executive Officer. The term of the agreement is from March 4, 1997 through March 3, 1999. The agreement requires the former executive to perform such duties and services as may be assigned to him from time to time at the direction or request of the Company's President and Chief Executive Officer. Under the agreement, the former executive will be paid a monthly fee for the term of the agreement. The Company is obligated to make the payments regardless of whether services are requested or performed. General and administrative expenses for the first nine months of 1997 include approximately $379,000 related to this
agreement.   Other factors contributing to the increase in 1997 include:  an increase in the general and administrative expenses at the Company-owned Center Division of approximately $106,000 for the nine month period and $17,000 for the

                                  (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES quarter; an increase in legal fees of approximately $56,000 for the nine month period and $25,000 for the quarter; an increase in franchise development expenses of approximately $61,000 for the nine month period and $37,000 for the quarter; and severance expenses were incurred of approximately $64,000 for the nine month period and $36,000 for the quarter. Offsetting these increases was a decrease in litigation legal fees and related costs of approximately $179,000 for the nine month period and $34,000 for the quarter.

    Depreciation and amortization expense for the first nine months and third quarter of 1997 remained constant to the periods in 1996. This is due to the average number of Company-owned Centers operated during the periods remaining relatively consistent.

    Gain (loss) on sale/disposition/closure of Centers represents the net results of the refranchising/disposal/closure of Company-owned Centers. When the Company refranchises a Center, a franchise license fee is included in the sales price and included in the resulting gain or loss on sale. The loss of ($300,392) for the nine months ended September 30, 1997, represents the refranchising of two Company-owned Centers, the sale of one Center, the closure of three Centers, and marketing allowances paid based on subsidies granted certain franchisees on the refranchising of Company-owned Centers in 1996. In regards to the closure of three centers, during the quarter the Company decided to close two under-performing Company-owned Centers and one franchise center, (which was leased from the Company) resulting in $236,101 of the total $300,392. The loss is a result of costs associated with the closing of the Centers, as well an impairment assessment at each location. The loss of ($80,299) for the nine months ended September 30, 1996, represents the refranchising of four Company-owned Centers.

    In the first nine months of 1996, the Company recognized $27,563 in franchise sales revenue resulting from license cancellations. There have been no license cancellations in 1997.

    Interest expense includes interest on debt financing and interest recorded on capital leases of Company-owned Centers. The purchase of two Company-owned Centers accounts for the majority of the increase in interest expense due to additional borrowings to acquire the Centers. In addition, the Company also entered into two capital leases (thus incurring interest expense) at two Company-owned Centers. Interest expense in 1997 also includes amortization of the discount on the Company's obligation under the Consultant Agreement, which was initially recorded at its present value.

                                 (continued)

                  GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                     (CONTINUED)

    The following schedule summarizes the activity with regard to Grease Monkey Company-owned Centers as well as Grease Monkey franchised Centers for the nine-months ended September 30, 1997 and 1996.

                                                       NINE MONTHS ENDED:

                                        SEPTEMBER 30, 1997             SEPTEMBER 30, 1996
                                   -----------------------------  -----------------------------
                                   COMPANY  FRANCHISEE            COMPANY  FRANCHISEE
                                    OWNED      OWNED     TOTAL     OWNED      OWNED     TOTAL
                                   -------  ----------  --------  -------  ----------  --------
 Centers open, beginning              31        184          215     29        181          210
 Centers opened (A)                    1         15           16      -          5            5
 Centers purchased                     2         (2)           -      2         (2)           -
 Centers sold                         (2)         2            -     (4)         4            -
 Centers terminated or
   closed                             (2)       (13)         (15)     -         (5)          (5)
 Centers reacquired                    -          -            -      5         (5)           -
                                      --        ---     --------     --        ---     --------
 Centers open, ending (B)             30        186          216     32        178          210
                                      --        ---     --------     --        ---     --------
                                      --        ---     --------     --        ---     --------
 Vehicles serviced (000's)                                 2,171                          2,139
                                                        --------                       --------
                                                        --------                       --------
 Franchise licenses issued (C)                                11                             23
                                                        --------                       --------
                                                        --------                       --------
 Undeveloped franchise
   licenses (D)                                               50                             52
                                                        --------                       --------
                                                        --------                       --------
 Franchise applications
   outstanding (D)                                            22                             17
                                                        --------                       --------
                                                        --------                       --------
 Franchise license/application
   fees received (E)                                    $281,500                       $442,200
                                                        --------                       --------
                                                        --------                       --------

(A) 1996 includes one franchised Center which was involved in a settlement with the Company which resulted in the Company assuming possession of the Center in April 1996 and thus no franchise revenue was recognized.
(B) Includes 20 franchised centers in Mexico in 1997 and 16 franchised centers in Mexico in 1996.
(C) Represents the number of licenses issued during the period.
(D) Represents the number of licenses/applications outstanding at September 30.
(E) Represents amounts received for franchise licenses/applications during the period.

                                 (continued)

              GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                     (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES

    In September 1997, the Company entered into a $5,000,000 Loan Agreement with a major bank. In connection with the Company entering into a Master Supply contract with a motor oil supplier, the supplier agreed to guarantee the line. Draws under the Loan Agreement shall be used for the purpose of paying off certain debt, including the Company's current Loan Agreement and Fast Lube Supply Agreement, and for acquiring, constructing and/or developing Company Centers. Any draws are evidenced by notes which amortize over ten years and bear interest at a rate provided under the Loan Agreement plus guarantee fees. An initial draw of $2,620,000 was made on September 29, 1997, with interest at 9.26% plus guarantee fees.

    In May 1996, the Company entered into a Business Loan Agreement with a major bank for a $2,000,000 three year line of credit. Funds drawn under the line are restricted to the development of new Centers. The Company has the right to select an optional interest rate as described in the agreement, however, in no case will the interest rate exceed the bank's reference rate. In exchange for a supply agreement on any Centers built utilizing the line of credit, a motor oil supplier agreed to guarantee the line. As of September 30, 1997, the Company had drawn approximately $415,000 under this line of credit of which $190,000 is outstanding.

    During April 1995, the Company entered into two agreements with a motor oil supplier - a Loan Agreement and a Fast Lube Supply Agreement. Under the Loan Agreement, as amended, a $2,481,000 line of credit was established. All loans drawn under this line accrued interest at 9% per annum and were repaid in quarterly installments over a ten year period from date of disbursement. The line was secured by the assignment of real property, leases and lubrication equipment of certain Company-owned Centers. The line was paid in full on September 30, 1997.

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

                                 (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                 (CONTINUED)

LIQUIDITY

    Cash provided by operations during the first nine months of 1997 was $1,179,453 as compared to $886,556 in the first nine months of 1996. The most significant factors contributing to this variance are the settlement agreement entered into with a former franchisee and the non-cash accruals for the Consultant Agreement (as described previously) and the non-cash portion of the loss on sale/disposition/closure of Centers.

    Cash used in investing activities was ($669,581) in the first nine months of 1997, as compared to cash used in investing activities of ($911,627) in the first nine months of 1996. Cash provided in both periods consisted primarily of receipts on direct financing leases which increased slightly over the periods. Additional cash was received in the first nine months of 1997 and 1996 with the refranchising of three and four Company-owned Centers, respectively. Cash used in investing activities for the first nine months of 1997 and 1996 consisted primarily of cash used to purchase Centers. Additional cash was used in both periods for capital expenditures, primarily Company Center equipment. Additionally, cash was used in the first nine months of 1996 for the buy-out of leases of automobiles used by field employees.

    Cash used in financing activities was ($53,672) in the first nine months of 1997 as compared to cash provided by financing activities of $230,543 in the first nine months of 1996. Cash provided by financing activities in the first nine months of 1996 consisted primarily of proceeds from long-term debt related to the purchase of automobiles (as described above), an equipment loan from a motor oil supplier, and a draw on a line of credit for the financing of the acquisition of two franchised Centers. Cash provided by financing activities in the first nine months of 1997 consisted primarily of proceeds from long-term debt and sale of common stock. Financing activities also included cash used to reduce long-term debt and capital lease obligations of $3,407,843 in the first nine months of 1997 and $613,004 in the first nine months of 1996.

    The Company does not have any material commitments for capital expenditures. The Company believes it has the capital resources and liquidity necessary to meet all of the obligations, debt maturities, and commitments of the Company during 1997.

                      GREASE MONKEY HOLDING CORPORATION

                       COMMISSION FILE NUMBER:  0-9812

                       QUARTER ENDED SEPTEMBER 30, 1997

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits (numbered in accordance with Item 601 of regulation S-K)
     10.  Material Contracts
            (a) $5,000,000 Loan Agreement
     11.  Statement Re:  Computation of Per Share Earnings
     27.  Financial Data Schedule

(b)  Reports on Form 8-K

     No Reports on Form 8-K were filed during the period covered by this report.

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                       COMMISSION FILE NUMBER:     0-9812
                        QUARTER ENDED SEPTEMBER 30, 1997
                                  FORM 10-QSB


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             GREASE MONKEY HOLDING CORPORATION



                             By: /s/ T. Timothy Kershisnik
                                 -------------------------------------------
                                  T. Timothy Kershisnik
                                  Vice President, Controller, Treasurer and
                                  Corporate Secretary
                                  (Principal Financial and
                                  Accounting Officer)

Denver, Colorado
November 14, 1997