Form 10KSB
period 1997-12-31
GREASE MONKEY HOLDING CORP
filed 1998-03-31
CIK 350179

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

/X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1997



/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____ to ______________.

                         Commission File Number: 0-9812

                        GREASE MONKEY HOLDING CORPORATION
                        ---------------------------------
                         (Name of small business issuer
                                 in its charter)

               UTAH                                    87-0321320
------------------------------------      -------------------------------------
(State or other jurisdiction              (I.R.S. Employer
 of incorporation or organization)         Identification No.)

             216 16th Street, Suite 1100
                   DENVER, COLORADO                       80202
                   ----------------                       -----
     (Address of principal executive offices)           (Zip Code)

                    Issuer's telephone number: (303) 534-1660

        Securities registered pursuant to Section 12(b) of the Act: None

                        Securities registered pursuant to
                           Section 12(g) of the Act:

                          $0.03 PAR VALUE COMMON STOCK
                        ---------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes /X/  No / /

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.                                      [   ]

     The issuer's revenue for its most recent fiscal year was:   $21,169,314

     The aggregate market value of the issuer's voting stock held as of February 27, 1998, by nonaffiliates of the issuer was $3,914,430.

     As of February 27, 1998, the issuer had 4,646,805 shares of its $0.03 par value common stock outstanding.

     Transitional Small Business Disclosure Format.     Yes / /      No /X/

                        GREASE MONKEY HOLDING CORPORATION

                          Annual Report on Form 10-KSB

                                December 31, 1997

                                Table of Contents

                                     PART I                                PAGE

Item  1  -  Description of Business . . . . . . . . . . . . . . . . . . . . . 1

Item  2  -  Description of Property . . . . . . . . . . . . . . . . . . . . . 5

Item  3  -  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 6

Item  4  -  Submission of Matters to a Vote of Security Holders . . . . . . . 6


                                    PART II

Item  5  -  Market for Common Equity and Related Stockholder Matters  . . . . 7

Item  6  -  Management's Discussion and Analysis or Plan of Operation . . . . 8

Item  7  -  Financial Statements . . . . . . . . . . . . . . . . . . . . . . 20

Item  8  -  Changes In and Disagreements With Accountants on Accounting
               and Financial Disclosure  . . . . . . . . . . . . . . . . . . 20


                                    PART III

Item  9  -  Directors, Executive Officers, Promoters and Control Persons,
               Compliance with Section 16(a) of the Exchange Act . . . . . . 21

Item 10  -  Executive Compensation . . . . . . . . . . . . . . . . . . . . . 26

Item 11  -  Security Ownership of Certain Beneficial Owners
               and Management  . . . . . . . . . . . . . . . . . . . . . . . 30

Item 12  -  Certain Relationships and Related Transactions . . . . . . . . . 31

Item 13  -  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 34

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Grease Monkey Holding Corporation ("GMHC") was incorporated on April 9, 1976. On April 22, 1980, GMHC acquired 100% of the issued and outstanding shares of Grease Monkey International, Inc. ("GMI"). GMI is the primary operating entity for GMHC and GMHC derives substantially all of its operating revenue through GMI. GMI is engaged in the business of owning, operating, leasing, managing and franchising automotive fast service lubrication and oil change centers under the trade name of Grease Monkey ("Grease Monkey Centers" or "Centers") in the United States. In 1987, GMHC established a wholly-owned subsidiary, GM Properties, Inc. ("GMP"), for the purpose of acquiring (purchasing or leasing) real estate, which in turn is leased to GMI franchisees. In addition, GMI began franchising Centers in Mexico in 1993. On June 30, 1997, Grease Monkey de Mexico SA de CV ("GMM") was formed and is the operating entity for Mexico. GMM is a wholly-owned subsidiary of GMHC. GMHC, GMI, GMP and GMM are collectively referred to as the "Company".

         THE CONCEPT. Grease Monkey Centers provide the automobile user with convenient preventative fluid maintenance services. In about ten minutes, without an appointment, Grease Monkey service technicians change the oil, install a new oil filter, lubricate the chassis, adjust tire pressure, wash windows and vacuum the interior of an automobile. At the same time, all fluid levels are checked and topped off, if necessary. The price for this basic service is $22.99 to $30.99 in the United States ($11.65 to $19.50 in Mexico), depending upon the location of the Center. Grease Monkey Centers also offer transmission fluid changes, differential fluid changes, radiator flushes, air conditioning recharges, automotive light bulb replacement, an oil additive package, and will replace air filters and install new wiper blades.

         Grease Monkey Centers are two or three bay drive-through buildings built to the Company's specifications. Grease Monkey buildings utilize service basements from which the underneath portion of the vehicle is serviced at the same time other technicians service the vehicle from above. The buildings also include a pleasant customer waiting area.

         COMPANY-OWNED CENTERS. As of January 31, 1998, the Company owned and operated a total of 31 Grease Monkey Centers. The Grease Monkey Centers owned by the Company were either purchased from franchisees or opened (21 Centers), acquired as a result of the Company's exercise of its right of first refusal (3 Centers), or taken over from failed franchisees (7 Centers). The Company believes the operation of Company-owned Centers is important to its overall success and expects to continue to purchase and develop Company-owned Centers. The Company does not expect the acquisition of failed franchisees' Centers to be significant in the future.

           THE FRANCHISE. The Company licenses franchisees to operate Grease Monkey Centers pursuant to a franchise agreement with the Company. A franchisee is required to pay a franchise fee totaling $28,000 for the initial license and $16,800 for each additional license. If three or more licenses are purchased concurrently, an Exclusive Territory Development Agreement ("ETD Agreement") may be executed. When an ETD Agreement is executed, the franchisee pays a development fee equal to $28,000 for the first Center to be developed and $8,400 for the second and each subsequent Center to be developed. The development fee is nonrefundable. The initial franchise fee of $28,000 is charged for the first franchise and $16,800 for the second and each subsequent franchise acquired under the ETD Agreement. The portion of the development fee paid for each Center to be developed is applied toward the initial franchise fee for that franchise. The Company also offers to select qualified persons the opportunity to acquire a larger nonexclusive area ("Development Area") than under the ETD Agreement. If a Development Area is purchased, an Area Development Agreement ("AD Agreement") is executed. When an AD Agreement is executed, the franchisee pays an area development fee equal to $5,000 times the estimated number of franchises which may be established in the Development Area. The initial franchise fee of $28,000 is charged for the first franchise and $16,800 for the second and each subsequent franchise acquired under the AD Agreement.

         CENTERS. On January 31, 1998, the Company had a total of 214 Grease Monkey Centers open. The following table provides certain information pertaining to Grease Monkey Centers as of January 31, 1998:

                                                                                    CENTERS OPEN
                        FRANCHISE                                    --------------------------------------
                        APPLICANTS        FRANCHISES SOLD (1)        FRANCHISED     COMPANY-OWNED     TOTAL
                        ----------        -------------------        --------------------------------------
Arizona                      2                     4                      3               1             4
California                   2                    17                     13               2            15
Colorado                     4                    40                     33              19            52
Florida                                            5                      3                             3
Georgia                                            2                      2                             2
Idaho                                              3                      3                             3
Illinois                                           1                      1                             1
Indiana                                           10                     10               1            11
Iowa                                               7                      6                             6
Kansas                                             7                      5                             5
Kentucky                                           1                      1                             1
Maryland                                           6                      5                             5
Massachusetts                                      2                      2                             2
Missouri                     4                     4                      2                             2
Montana                                            1                      1                             1
Nebraska                                           2                      2                             2
New Jersey                                         9                      8                             8
New Mexico                                         1                      1                             1
New York                                           3                      2                             2
North Carolina                                     8                      6                             6
North Dakota                                       1                      1                             1
Ohio                                              12                      8                             8
Pennsylvania                                      10                      9                             9
Rhode Island                                       1                      1                             1
South Carolina                                    12                     12                            12
Tennessee                                          2                      1                             1
Texas                        1                     5                      5                             5
Virginia                                          10                      8                             8
Washington                                         5                      4               8            12
West Virginia                                      2                      2                             2
Wyoming                                            2                      2                             2
Mexico                       8                    36                     21                            21
                           ---                  ----                   ----                          ----
TOTALS:                     21                   231                    183              31           214
                          ----                  ----                   ----            ----          ----
                          ----                  ----                   ----            ----          ----

(1) Does not include those Centers operated by the Company.

         During 1997, fourteen franchise licenses were sold and fifteen franchised Grease Monkey Centers were opened. In 1997, six franchise agreements were terminated for non-performance, three franchise agreements were canceled concurrently with the Company taking over the operations of the Centers, and five franchises of open Grease Monkey Centers were terminated, in accordance with the franchise agreement when the Centers were closed or sold.

         PATENTS, TRADEMARKS AND LICENSES. The Company owns no patents or concessions. As described above, the sale of franchises is materially important to the operations and growth of the Company.

         The Company is the owner of, and has registered with the United States Patent and Trademark Office on the Principal Register, the following trademarks and service marks: "GREASE MONKEY", "GREASE MONKEY, THE 10 MINUTE LUBE PROS" (including variations thereof), "MONKEY TALK", "SEYMORE MILES" and "MONKEY SHINE", as well as various designs and logotypes associated with and used in connection therewith. The trademark and service mark registrations expire between 2001 and 2009 and may be renewed for successive periods of 10 years. The Company intends to maintain the above stated registrations in the manner required by applicable statute, namely, the Trademark Act of 1946, as amended.

         The mark, "GREASE MONKEY, 10 MINUTE LUBE & OIL PROS" and Design, was registered in the State of Colorado and is effective until November of 2004. The mark "GREASE MONKEY, THE TEN MINUTE LUBE PROS" was registered in the State of Colorado and is effective to March 1999.

         The Company has also registered its mark "GREASE MONKEY, THE 10 MINUTE LUBE PROS" and Design with the Canadian Register of Trademarks, its mark "GREASE MONKEY" and Design with the Mexico Register of Trademarks and the Trinidad and Tobago Register of Trademarks, and the monkey design with the United Kingdom Register of Trademarks. These foreign registrations expire between 1999 and 2007.

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

         The Company believes that the Grease Monkey Centers comprise the 4th largest fast lube chain with 213 Grease Monkey Centers operating at February 28, 1998. The largest chain is Jiffy Lube International, Inc., owned by Pennzoil, which has 1,541 centers open, followed by Quaker State Minit-Lube, Inc. (also d/b/a Q Lube), owned by Quaker State Oil Company with 581 centers open. Ashland Oil Co. (d/b/a Rapid Oil Co. or Valvoline Instant Oil Change) follows with 535 open centers.

         The Company recognizes that the barriers to enter the fast lubrication business are significant, and in the future the Company may experience additional direct competition from other companies with greater strength and financial resources than those of the Company.

         ENVIRONMENTAL REGULATIONS. The Company and its franchisees are subject to various federal, state, and local provisions regarding the storage and disposal of waste materials, including the collection and disposal of used lubricating oils and other automotive fluids and waste oil filters. Each Grease Monkey Center is equipped with facilities for the collection of waste materials that comply with all applicable laws and regulations. Waste materials are disposed of with fully qualified and licensed collection services. Some used oil and used filters are sold to recyclers. Compliance with current and anticipated future federal, state and local requirements regarding the collection and disposal of these materials and storage and transfer of used oil and used oil filters to recyclers is not expected to materially affect capital expenditures, earnings, or the competitive position of the Company.

         The Company (with respect to any Center it owns or operates) and its franchisees are subject to federal, state or local regulations regarding the design, construction, operation and closure of storage tanks, including regulations applicable to underground storage tanks ("UST's"). In those locales where required, the operator of a Center must register the number and location of UST's. The registration fee is not a significant capital expenditure and the registration requirement does not place the Company at a competitive disadvantage. In 1998, Federal regulations will require UST's either be removed or equipped with leak monitoring devices. Effective in approximately 1988, it was the Company's recommendation to its franchisees to discontinue installing UST's. Costs associated with the removal or upgrade of UST's at Company-owned Centers and at franchised Centers which have UST's where the Company is on the lease is not expected to exceed $300,000, which includes replacement tank related costs.

         The regulations issued by the Environmental Protection Agency and the parallel state regulations require insurance or proof of the financial ability of the owner or operator of an underground storage tank to cover any damage caused by leaks from the underground storage tanks. The fee will vary from state to state. However, all lubrication centers in the same state will be required to purchase the insurance and, therefore, this requirement should not place the Company or its franchisees at a competitive disadvantage, but may result in an increase in the cost of the service.

         Some states have passed regulations that designate used oil and oil filters and their contents as hazardous waste. Such regulations require the Center operator to first crush the filter and then dispose of it and the used oil through use of a regulated hazardous waste carrier. Other states are considering such regulations. These regulations are imposed on all fast lube operators and do not place the Company or its franchisees at a competitive disadvantage, but may result in an increase in the cost of the service.

         EMPLOYEES. At January 31, 1998, the Company had 40 full-time employees at its corporate offices, 15 full-time employees at its field offices, and 229 full-time employees in its Company-owned Grease Monkey Centers for a total of 284 employees. From time to time the Company hires part-time employees at its Company-owned Centers.

ITEM 2.  DESCRIPTION OF PROPERTY

         At January 31, 1998, the Company owned the buildings, on leased land, at nine Grease Monkey Centers. Of the nine properties, one is leased to a franchisee, and eight are used for Company-owned Centers.

         In addition, the Company owns one parcel of real estate in St. Louis, Missouri, one parcel of real estate in Littleton, Colorado, and one parcel of real estate in Warwick, Rhode Island. The property in Missouri is vacant and for sale, the property in Colorado houses a Company-owned Center, and the property in Rhode Island is leased to a franchisee.

         The Company's offices and training facility are located at 216 16th Street, Suite 1100, Denver, Colorado, 80202. The Company leases a total of 20,297 rentable square feet, which includes the offices and training facility, pursuant to a lease from an unaffiliated entity. The lease expires on June 30, 1998. Rent is approximately $18,000 per month.

         The Company has guaranteed leases or leased and subleased real estate for franchised Grease Monkey Centers. The Company is directly liable on the leases at 30 locations if the franchisees or third parties do not make the lease payments. (See Note F, Consolidated Financial Statements.)

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the Company's fourth fiscal quarter of the year ended December 31, 1997, no matter was submitted to a vote of the Company's security holders, either by proxy solicitation or otherwise.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         (a)      MARKET INFORMATION.

                  The Company's common stock trades on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol GMHC. The following table reports high, low and last sales prices of the common stock as reported by Nasdaq for the periods indicated:

         PERIOD               HIGH TRADE          LOW TRADE         LAST TRADE
---------------------         ----------          ---------         ----------
1996:
     First Quarter               $1.25              $1.00              $1.06
     Second Quarter              $1.31              $1.00              $1.13
     Third Quarter               $1.19              $1.00              $1.00
     Fourth Quarter              $0.94              $0.63              $0.84


1997:
     First Quarter               $2.13              $1.63              $1.75
     Second Quarter              $2.06              $1.75              $1.75
     Third Quarter               $2.06              $1.63              $1.63
     Fourth Quarter              $1.44              $1.19              $1.19

         Prices represent quotations between dealers and do not include retail mark-ups, mark-downs, or commissions.

         (b)      HOLDERS.

                  As of February 27, 1998, the Company had 2,357 shareholders of record.


         (c)      DIVIDENDS.

                  To date, the Company has not paid any cash dividends on its common stock. Holders of the Company's common stock are entitled to receive dividends when and as declared by the Board of Directors out of funds legally available. All accrued and unpaid dividends on the Company's outstanding shares of Series C Preferred stock must be paid before dividends are paid on the Company's common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

RESULTS OF OPERATIONS

         The Company reported a net loss of $1,158,586 in 1997 compared to a net loss of $577,123 in 1996 and net income of $238,190 in 1995.

         The net loss reported in 1997 is in part due to costs associated with: the sale, disposition and closure of Centers of approximately $368,000; the accrual of the Company's obligation under a Consultant Agreement with the Company's former Chairman of the Board, President and Chief Executive Officer of approximately $379,000; increases of approximately $435,000 in the general and administrative areas of salaries, wages and personnel expenses, professional fees, and Company-owned Center division overhead; and losses incurred and or accrued for settlements related to employment, real estate and environmental issues of approximately $176,000. These losses were offset by royalty revenue and other revenue recognized due to a settlement agreement entered into with a former franchisee of approximately $375,000. In addition, other income of approximately $118,000 was recognized based on settlements with two franchisees. 1997 ended with a net increase of three franchised Centers while the number of Company-owned Centers remained at 31 for both year ends. During 1997, the Company opened 15 new franchised Centers and terminated 11 franchised Centers. This compares to the 11 new franchised Center openings in 1996 and 6 franchised Center terminations in 1996. In 1997, the Company also opened one new Company-owned Center, purchased three Centers from franchisees, sold two Centers and closed two Centers. Franchise sales were down in 1997 with 14 new franchise licenses sold compared to 27 sold in 1996.

         The net loss reported in 1996 is in part due to costs of $550,608 related to litigation and terminated projects. Similar costs in 1995 were $106,176. 1996 ended with a net increase of three franchised Centers and two Company-owned Centers over 1995. During 1996, the Company opened 11 new franchised Centers and terminated six franchised Centers. This compares to the 18 new franchised Center openings in 1995 and 13 franchised Center terminations in 1995. Franchise sales improved significantly in 1996, with 27 new franchise licenses sold compared to seven new franchise licenses sold in 1995. These sales, net of related costs, will be recognized as revenue when the Centers open for business.

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

         Operating revenue totaled $21,169,314 in 1997 compared to $20,142,793 in 1996 and $18,668,143 in 1995. The changes in revenue are due primarily to increases or decreases in the number of Company-owned Centers operated, the number of Center openings, and increases or decreases in royalty fees. In addition, an increase in other revenue was recognized in 1997 due primarily to settlements with franchisees as discussed previously.

         Royalty fees are a percentage of sales (ranging from 3% to 5%) paid monthly by all franchised Grease Monkey Centers. Royalty fee revenue increased by 10% in 1997 to $3,454,238 and decreased 2% in 1996 to $3,143,933. The increase in royalty fees from 1996 to 1997 is due to the recording of a settlement agreement with a former franchisee. Under the settlement agreement, the Company recognized approximately $207,000 of royalty fees not previously recognized and approximately $168,000 of other income related to the reimbursement of costs previously expensed. In addition, under the settlement agreement, the five Centers owned by the franchisee re-entered the system for a brief period of time generating approximately $31,000 in royalty revenue for the period. On a same Center basis, royalty income remained relatively constant increasing 4% or approximately $130,000 over the prior year. In addition new Centers generated approximately $71,000 more in royalties over the prior year. These increases were offset by the loss of royalties related to terminated centers and to Centers purchased from franchisees of approximately $112,000. The decrease in royalty fees from 1995 to 1996 can be attributed to a net decrease of mature Centers over the two year period. While these mature Centers were replaced by new Centers, the new Centers are in the early stages of development and do not generate the level of sales of a mature Center. On a same Center basis, royalty income remained relatively constant which reflects a 3% decrease in car counts, but an increase in the average sale per vehicle. Royalty fees in 1996 were also adversely affected by the acquisition by the Company of two high performing franchised Centers. The Company has a "non-accrual" policy wherein royalties are not accrued on certain financially troubled franchisees. In 1997 estimated royalties totaling $146,875 were not recognized as revenue pursuant to this policy, as compared to $111,525 in 1996 and $170,500 in 1995. Any such royalty subsequently collected is recorded as revenue in the period the funds are received.

         The Company has a royalty rebate program for franchisees under which eligible franchisees can receive a rebate of royalties paid. To be eligible, franchisees must be in compliance with their franchise agreement, must be current on amounts owed the Company and pay all amounts coming due the Company on time during the period of the royalty rebate program. Management implemented this program to reward those franchisees who comply with their franchise agreement, have paid the Company on a regular and consistent basis, to accelerate cash flow, and to provide an incentive for franchisees to continue to pay on a timely basis. During 1997, the Company paid a total of $233,486 to franchisees under this program, as compared to $259,133 in 1996 and $248,431 in 1995. The rebate is recorded as a reduction of royalty revenue. The royalty rebate program is not a requirement of the franchise agreement. Continuation of the program is reviewed by management on an annual basis. The royalty rebate program has been extended through December 31, 1998.

         The following table presents the activity of operating Centers:

                                                 1997             1996             1995
                                            -----------       ----------       ----------
     Open at beginning of year   .  .  .  .        215              210              205
     Opened during year .  .  .  .  .  .  .         16               11               18
     Terminated   .  .  .  .  .  .  .  .  .        (11)              (6)             (13)
     Closed .  .  .  .  .  .  .  .  .  .  .         (2)            -                -
                                            -----------       ----------       ----------
     Open at end of year   .  .  .  .  .  .        218              215              210
                                            -----------       ----------       ----------
                                            -----------       ----------       ----------

         The following table presents the number of Centers open, systemwide retail sales, royalty fees, total vehicles serviced and average sale per vehicle for the United States, Mexico and systemwide:

                                                    1997                         1996                         1995
                                            -------------------          -------------------          -------------------
Centers Open:
  US  .  .  .  .  .  .  .  .  .  .  .  .  .                 197                          195                          194
  Mexico .  .  .  .  .  .  .  .  .  .  .  .                  21                           20                           16
                                            -------------------          -------------------          -------------------
  Systemwide   .  .  .  .  .  .  .  .  .  .                 218                          215                          210
                                            -------------------          -------------------          -------------------
                                            -------------------          -------------------          -------------------
Sales (000's):
  US  .  .  .  .  .  .  .  .  .  .  .  .  . $            89,803                       88,910                       89,254
  Mexico .  .  .  .  .  .  .  .  .  .  .  .               3,457                        2,159                        1,323
                                            -------------------          -------------------          -------------------
  Systemwide   .  .  .  .  .  .  .  .  .  . $            93,260                       91,069                       90,577
                                            -------------------          -------------------          -------------------
                                            -------------------          -------------------          -------------------
Percent growth in sales:
  US  .  .  .  .  .  .  .  .  .  .  .  .  .                  1%                    -                                   1%
                                            -------------------          -------------------          -------------------
                                            -------------------          -------------------          -------------------
  Mexico .  .  .  .  .  .  .  .  .  .  .  .                 60%                          63%                          85%
                                            -------------------          -------------------          -------------------
                                            -------------------          -------------------          -------------------
  Systemwide   .  .  .  .  .  .  .  .  .  .                  2%                           1%                           1%
                                            -------------------          -------------------          -------------------
                                            -------------------          -------------------          -------------------

Royalty fees (000's):
  US  .  .  .  .  .  .  .  .  .  .  .  .  . $             3,325                        3,078                        3,153
  Mexico .  .  .  .  .  .  .  .  .  .  .  .                 129                           66                           58
                                            -------------------          -------------------          -------------------
  Systemwide   .  .  .  .  .  .  .  .  .  . $             3,454                        3,144                        3,211
                                            -------------------          -------------------          -------------------
                                            -------------------          -------------------          -------------------
Percent growth in royalties:
  US  .  .  .  .  .  .  .  .  .  .  .  .  .                  8%                         (2%)                           4%
                                            -------------------          -------------------          -------------------
                                            -------------------          -------------------          -------------------
  Mexico .  .  .  .  .  .  .  .  .  .  .  .                 95%                          14%                          80%
                                            -------------------          -------------------          -------------------
                                            -------------------          -------------------          -------------------
  Systemwide   .  .  .  .  .  .  .  .  .  .                 10%                         (2%)                           5%
                                            -------------------          -------------------          -------------------
                                            -------------------          -------------------          -------------------

Vehicles serviced (000's):
  US  .  .  .  .  .  .  .  .  .  .  .  .  .               2,730                        2,731                        2,850
  Mexico .  .  .  .  .  .  .  .  .  .  .  .                 154                          103                           63
                                            -------------------          -------------------          -------------------
  Systemwide   .  .  .  .  .  .  .  .  .  .               2,884                        2,834                        2,913
                                            -------------------          -------------------          -------------------
                                            -------------------          -------------------          -------------------
Average sale per vehicle:
  US  .  .  .  .  .  .  .  .  .  .  .  .  . $             32.89                        32.55                        31.32
                                            -------------------          -------------------          -------------------
                                            -------------------          -------------------          -------------------
  Mexico .  .  .  .  .  .  .  .  .  .  .  . $             22.41                        21.04                        21.05
                                            -------------------          -------------------          -------------------
                                            -------------------          -------------------          -------------------
  Systemwide   .  .  .  .  .  .  .  .  .  . $             32.33                        32.14                        31.09
                                            -------------------          -------------------          -------------------
                                            -------------------          -------------------          -------------------

         Franchise sales revenue represents initial payments received by the Company from the buyers of its franchise. The fee is $28,000 (less for franchises purchased prior to September 1992 and for additional franchises purchased by existing franchisees) and is not refundable. In addition, the Company collects development fees under ETD and AD Agreements as discussed previously. Initial franchise fees and certain development fees are deferred and recognized as revenue when the related Center opens for business. The following table presents the number of franchises issued including related fees and costs, and the nature of franchise sales revenue recognized:

                                                    1997                         1996                         1995
                                            -------------------          -------------------          -------------------
Franchise licenses issued:
  US (1) .  .  .  .  .  .  .  .  .  .  .  .                 10                           20                             4
  Mexico .  .  .  .  .  .  .  .  .  .  .  .                  4                            7                             1
                                            ------------------           ------------------           -------------------
    Total   .  .  .  .  .  .  .  .  .  .  .                 14                           27                             5
                                            ------------------           ------------------           -------------------
                                            ------------------           ------------------           -------------------
Franchise fees paid:
  US  .  .  .  .  .  .  .  .  .  .  .  .  . $          250,500                      386,600                       116,800
  Mexico .  .  .  .  .  .  .  .  .  .  .  .            124,000                      154,800                        12,200
                                            ------------------           ------------------           -------------------
    Total   .  .  .  .  .  .  .  .  .  .  . $          374,500                      514,400                       129,000
                                            ------------------           ------------------           -------------------
                                            ------------------           ------------------           -------------------
Franchise costs deferred:
  US  .  .  .  .  .  .  .  .  .  .  .  .  . $           61,976                       99,964                        23,996
  Mexico .  .  .  .  .  .  .  .  .  .  .  .              7,600                       11,177                        54,134
                                            ------------------           ------------------           -------------------
    Total   .  .  .  .  .  .  .  .  .  .  . $           69,576                      111,141                        78,130
                                            ------------------           ------------------           -------------------
                                            ------------------           ------------------           -------------------
Franchises opened:
  US (1) .  .  .  .  .  .  .  .  .  .  .  .                 14                            6                            11
  Mexico .  .  .  .  .  .  .  .  .  .  .  .                  1                            4                             7
                                            ------------------           ------------------           -------------------
    Total   .  .  .  .  .  .  .  .  .  .  .                 15                           10                            18
                                            ------------------           ------------------           -------------------
                                            ------------------           ------------------           -------------------
Franchise fees recognized on openings:
  US (2) .  .  .  .  .  .  .  .  .  .  .  . $          229,401                      104,900                       234,110
  Mexico .  .  .  .  .  .  .  .  .  .  .  .             28,000                       78,400                       196,000
                                            ------------------           ------------------           -------------------
    Total   .  .  .  .  .  .  .  .  .  .  . $          257,401                      183,300                       430,110
                                            ------------------           ------------------           -------------------
                                            ------------------           ------------------           -------------------
Franchise costs recognized on openings:
  US (3) .  .  .  .  .  .  .  .  .  .  .  . $           78,222                       11,683                        27,677
  Mexico .  .  .  .  .  .  .  .  .  .  .  .              7,600                       21,160                        72,094
                                            ------------------           ------------------           -------------------
    Total   .  .  .  .  .  .  .  .  .  .  . $           85,822                       32,843                        99,771
                                            ------------------           ------------------           -------------------
                                            ------------------           ------------------           -------------------
Undeveloped franchise
licenses/applications cancelled  .  .  .  .          -                                    5                             6
                                            ------------------           ------------------           -------------------
                                            ------------------           ------------------           -------------------
Income recognized on
cancellations  .  .  .  .  .  .  .  .  .  . $        -                               27,563                        18,075
                                            ------------------           ------------------           -------------------
                                            ------------------           ------------------           -------------------

(1) Excludes franchise licenses related to refranchised Company-owned Centers during the year; three in 1997, five in 1996 and two in 1995.

(2) Excludes franchise fees related to refranchised Company-owned Centers; $58,800 in 1997, $128,800 in 1996 and $56,000 in 1995.

(3) Excludes franchise costs related to refranchised Company-owned Centers; none in 1997, $5,000 in 1996 and $7,500 in 1995.


         At December 31, 1997, 49 franchises had been sold which were not open and commitment fees for 24 franchises had been paid, representing $985,470 in deferred franchise sales revenue, compared to 50 unopened franchises and commitment fees for 21 franchises representing $907,371 in deferred franchise sales revenue at the end of 1996.

         The Company terminated five undeveloped licenses/applications in 1996 and six undeveloped licenses/applications in 1995 for non-performance, representing income of $27,563 and $18,075, respectively. There were no undeveloped license terminations during 1997.

         In 1997, the Company realized marketing allowances and gross margins on product and equipment sales of $460,359, as compared to $436,033 in 1996 and $463,184 in 1995. Product and equipment revenue represents the sale of fluid dispensing equipment and other supplies to franchisees, and marketing allowances relate to the sale of oil filters, air filters, oil additives and certain other products. The number of Center openings in a period impacts product and equipment revenue, thus revenue for 1997 was comparable to that of 1996 and 1996 was below 1995.

         Company-owned Centers at December 31, 1997, include 19 Centers located in Denver, Colorado, 8 Centers in Seattle, Washington, 2 Centers in California and 1 Center each in Arizona and New Jersey.

         The following table shows the Company's activity with respect to Company-owned Centers over the past three years:

                                                     1997                     1996                    1995
                                                     ----                     ----                    ----
          Company-owned Centers at
             the beginning of the year  .  .  .              31                       29                      29
          New Centers built or purchased   .  .               4                        2                       1
          Centers acquired from
             failed franchisees   .  .  .  .  .               -                        5                       1
          Centers refranchised .  .  .  .  .  .              (2)                      (5)                     (2)
          Centers closed .  .  .  .  .  .  .  .              (2)                 -                       -
                                                ----------------         ----------------        ----------------
          Company-owned Centers at
             the end of the year  .  .  .  .  .              31                       31                      29
                                                ----------------         ----------------        ----------------
                                                ----------------         ----------------        ----------------
          Average number of Centers operated
          during the year based on number of
          months operated   .  .  .  .  .  .  .              31                       32                      29
                                                ----------------         ----------------        ----------------
                                                ----------------         ----------------        ----------------

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

         The following table sets forth the results of operations from Centers which were built or purchased by the Company as compared to the results of operations from Centers acquired from failed franchisees:

                                                                         YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------------------------------------
                                                      1997                         1996                         1995
                                              --------------------         --------------------         --------------------
Centers built or purchased:
  Revenue  .  .  .  .  .  .  .  .  .  .  .    $         12,403,904                   11,262,863                   10,258,432
  Expenses .  .  .  .  .  .  .  .  .  .  .              10,179,465                    9,010,709                    8,545,028
                                              --------------------         --------------------        ---------------------
  Income (loss) before depreciation,
    amortization and division
    overhead  .  .  .  .  .  .  .  .  .  .               2,224,439                    2,252,154                    1,713,404
                                              --------------------         --------------------        ---------------------

Centers acquired from failed franchisees:
  Revenue  .  .  .  .  .  .  .  .  .  .  .               2,338,895                    3,153,338                    2,204,200
  Expenses .  .  .  .  .  .  .  .  .  .  .               2,510,630                    3,394,063                    2,272,279
                                              --------------------         --------------------        ---------------------
  Income (loss) before depreciation,
    amortization and division
       overhead  .  .  .  .  .  .  .  .  .                (171,735)                    (240,725)                     (68,079)
                                              --------------------         --------------------        ---------------------
Combined income (loss) before
  depreciation, amortization and
  division overhead .  .  .  .  .  .  .  .               2,052,704                    2,011,429                    1,645,325

Depreciation  .  .  .  .  .  .  .  .  .  .                (564,846)                    (565,490)                    (527,050)
Amortization  .  .  .  .  .  .  .  .  .  .                (259,812)                    (225,518)                    (144,465)
Company-owned Centers division
  overhead (1)   .  .  .  .  .  .  .  .  .                (819,154)                    (678,476)                    (564,719)

                                              --------------------         --------------------        ---------------------
Operating income (loss) from
  Company-owned Centers (2)  .  .  .  .  .    $            408,892                      541,945                      409,091
                                              --------------------         --------------------        ---------------------
                                              --------------------         --------------------        ---------------------
Number of Centers by category:
  Built or purchased   .  .  .  .  .  .  .                      25                           21                           20
  Failed franchises acquired .  .  .  .  .                       6                           10                            9
                                              --------------------         --------------------        ---------------------
     Total .  .  .  .  .  .  .  .  .  .  .                      31                           31                           29
                                              --------------------         --------------------        ---------------------
                                              --------------------         --------------------        ---------------------

(1) Consists of management, accounting and administrative personnel and their related expenses which are directly identifiable to the Company-owned Centers division and is included in general and administrative expenses in the Company's financial statements.

(2) Included in the above operating results are results from refranchised centers through the date of sale.

         Leasing revenue represents revenue primarily derived from properties subleased by the Company to franchisees. Leasing revenue, which includes rent and interest income related to capital and operating leases, was $1,547,876 in 1997; $1,434,086 in 1996; and $1,391,886 in 1995.

         Leasing expense represents leasing costs incurred in connection with properties leased by the Company and then subleased to franchisees. Leasing expense, which includes rent and interest expense related to capital and operating leases, was $1,549,315 in 1997; $1,376,677 in 1996; and $1,401,978 in
1995.

         The following table summarizes General and Administrative Expenses:

                                                      1997                       1996                         1995
                                              --------------------       -------------------         --------------------
Salaries, wages and personnel
   expenses  .  .  .  .  .  .  .  .  .  .  .  $          2,213,721                 2,007,997                    1,992,406
Travel and entertainment
   expenses  .  .  .  .  .  .  .  .  .  .  .               374,664                   375,460                      357,140
Office expenses .  .  .  .  .  .  .  .  .  .               631,062                   648,552                      611,998
Franchise development and
   training expenses  .  .  .  .  .  .  .  .               121,467                    48,555                       55,139
Franchise sales and promotional
   expenses  .  .  .  .  .  .  .  .  .  .  .                98,875                    90,276                       30,610
Terminated projects   .  .  .  .  .  .  .  .                12,644                   206,469                       26,250
Litigation, including legal fees
   and related costs  .  .  .  .  .  .  .  .               137,612                   344,139                      106,176
Professional fees - legal, tax and
   accounting   .  .  .  .  .  .  .  .  .  .               233,909                   145,733                      166,306
Company-owned Centers division
   overhead  .  .  .  .  .  .  .  .  .  .  .               819,146                   678,476                      564,719
Loss on sale of assets/asset
   impairment   .  .  .  .  .  .  .  .  .  .                65,558                     1,110                        9,886
Consultant Agreement/severance
   expenses  .  .  .  .  .  .  .  .  .  .  .               459,420                      -                            -
Other  .  .  .  .  .  .  .  .  .  .  .  .  .               214,395                   193,614                      189,536
                                              --------------------          ----------------          -------------------
  Total general and
   administrative expenses  .  .  .  .  .  .  $          5,382,473                 4,740,381                    4,110,166
                                              --------------------          ----------------          -------------------
                                              --------------------          ----------------          -------------------

         General and Administrative expenses increased 14% in 1997 over 1996. This increase is a result of several factors. One such factor was the accrual of the Company's obligation under a Consultant Agreement with the Company's former Chairman of the Board, President and Chief Executive Officer. The term of the agreement is from March 4, 1997 through March 3, 1999. The agreement requires the former executive to perform such duties and services as may be assigned to him from time to time at the direction or request of the Company's President and Chief Executive Officer. Under the agreement, the former executive will be paid a monthly fee for the term of the agreement. The Company is obligated to make the payments regardless of whether services are requested or performed. General and administrative expenses include approximately $379,000 related to this agreement. Other factors include increases in Company-owned Centers division overhead, professional fees related to legal issues, salaries, wages and personnel expenses and franchise development and training expenses. These increases were offset by decreases in costs associated with litigation, including legal fees and related costs, terminated projects, unsuccessful financing and acquisition costs.

         The 15% increase in general and administrative expenses from 1995 to 1996 is due primarily to litigation, including legal fees and costs related to enforcement of certain franchise agreements, terminated projects, including unsuccessful financing and acquisition costs, and Company-owned Centers division overhead.

         The provision for credit losses increased in 1997 to $253,368 from $206,221 in 1996 and from $151,800 in 1995. The increase in 1997 is due primarily to a more aggressive policy for addressing non-performing accounts which resulted in additional provisions on eight non-performing franchisee accounts. Subsequent to year end, two of the accounts have resulted in GMI taking over operations of the Centers, four Centers have closed, one Center is operating under a repayment agreement and the remaining Center is currently negotiating a repayment agreement. The increase in 1996 is due to additional provisions for two non-performing franchisee accounts, two franchisees who filed for bankruptcy and a note receivable.

         Depreciation expense totaled $688,041 in 1997 compared to $694,241 in 1996 and $638,352 in 1995. The depreciation expense remained relatively constant between 1996 and 1997, but increased from 1995 to 1996. The increase in 1996 is due to an increase in the average number of Company-owned Centers operated (32 in 1996 and 29 in 1995) and capital expenditures. Amortization expense totaled $284,689 in 1997 compared to $245,454 in 1996 and $177,553 in 1995. The increase in amortization expense is due to the purchase of two Company-owned Centers in 1996 and in 1997.

         Gain (loss) on sale/disposition/closure of Centers represents the net results of the refranchising/disposal/closure of Company-owned Centers. When the Company refranchises a Center, a franchise license fee is included in the sales price and included in the resulting gain or loss on sale. The loss of $368,169 in 1997 represents the refranchising of two Company-owned Centers, the sale of one Center, the closure of three Centers, and marketing allowances paid based on subsidies granted certain franchisees on the refranchising of Company-owned Centers in 1996. In regards to the closure of three Centers, the Company decided to close two under-performing Company-owned Centers and one franchise Center (which was leased from the Company), resulting in $280,445 of the total $368,169. The loss is a result of costs associated with the closing of the Centers, as well as an impairment assessment at each location. The loss of $83,780 in 1996 represents the refranchising of five Company-owned Centers. The gain of $31,705 in 1995 represents the refranchising of two Company-owned Centers and the refranchising of one closed Center.

         Interest expense includes interest on debt financing and interest recorded on capital leases of Company-owned Centers. The increase in interest expense from $659,996 in 1996 to $774,671 in 1997 was caused primarily by additional borrowings to acquire two Company-owned Centers. In addition, the Company entered into two capital leases (thus incurring interest expense) at two Company-owned Centers. The Company also made a change in vendor financing which resulted in financing costs being transferred out of cost of goods sold and into financing costs. The increase in interest expense from $562,105 in 1995 to $659,996 in 1996 is due primarily to an increase in the number of Company-owned Centers that are leased due to acquisitions during the year and an increase in debt to finance the acquisition of two Centers.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES

         In September 1997, the Company entered into a $5,000,000 Loan Agreement with a major bank. In connection with the Company entering into a Master Supply Contract with a motor oil supplier, the supplier agreed to guarantee the line. Draws under the Loan Agreement were used for the purpose of paying off certain debt, including the Company's former Loan Agreement and Fast Lube Supply Agreement, and will be used for acquiring, constructing and/or developing Company Centers. Any draws are evidenced by notes which amortize over ten years with a five year ballon payment and bear interest at a rate provided under the Loan Agreement plus guarantee fees. For an increased guarantee fee, the Company can extend the payment terms an additional five years. An initial draw of $2,620,000 was made on September 29, 1997, with interest at 9.26% plus guarantee fees which approximated $20,000 in 1997.

         In May 1996, the Company entered into a Business Loan Agreement with a major bank for a $2,000,000 three year line of credit. Funds drawn under the line are restricted to the development of new Centers. The Company has the right to select an optional interest rate as described in the agreement, however, in no case will the interest rate exceed the bank's reference rate. In exchange for a supply agreement on any Centers built utilizing the line of credit, a motor oil supplier agreed to guarantee the line. As of December 31, 1997, $190,000 is outstanding under this line of credit.

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

LIQUIDITY

         Cash provided by operations during 1997 was $931,907 as compared to $775,108 provided by operations in 1996. The most significant factors contributing to this variance were the settlement agreement entered into with a former franchisee and the non-cash accrual for the Consultant Agreement (as described previously) and the non-cash portion of the loss on sale/disposition/closure of Centers.

         Cash used for investing activities was $714,473 in 1997 and $1,251,993 in 1996. This consisted primarily of cash used for the acquisition of Centers of $688,191 in 1997 and $394,389 in 1996 and capital expenditures of $297,570 in 1997 and $724,861 in 1996. Also, in 1996, a parcel of land and a building in Warwick, Rhode Island were purchased. The building is recorded as a direct financing lease. In 1996, $415,000 was advanced to developers under the terms of notes receivable from the developers. The notes are due when the Centers are completed and permanent financing has been obtained. In 1997, $225,000 of these advances were paid back. Cash provided by investing activities included receipts on direct financing leases of $189,926 and $177,656 in 1997 and 1996, respectively. Additional cash was received in 1997 and 1996 with the refranchising of three and five Company-owned Centers, respectively. Additional cash was used for the development of an updated operations manual and updated training materials and the development of a strategic planning and marketing database model. The cash used appears as a variance in other assets.

         Cash used in financing activities was $359,965 in 1997 and cash provided by financing activities was $416,463 in 1996. Cash provided by financing activities in 1997 consisted primarily of proceeds from long-term debt of $3,045,000, (of which approximately $2,048,000 was used to repay existing debt) and the sale of common stock of $282,563. Cash provided by financing activities in 1996 includes proceeds from long-term debt of $1,257,000. Cash used to reduce long-term debt was $3,316,796 in 1997 and $493,249 in 1996 and cash used to reduce capital lease obligations was $409,115 in 1997 and $348,365 in 1996.

         The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company's current system is not Year 2000 compliant. The Company is currently addressing this issue, primarily through the development of a new system.

         The Company does not have any material commitments for capital expenditures at December 31, 1997, other than as noted in the environmental section for the required replacement or upgrade of underground storage tanks. The Company is currently seeking additional financing through equity and or debt to provide working capital for current and future operating needs as well as to fund development projects. The Company believes, but cannot guarantee, that such financing will be obtained. If new financing is not secured, the Company's ability to grow would be substantially limited.

NEW ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (Statement 128). Statement 128 supersedes APB Opinion No. 15, EARNINGS PER SHARE (APB 15) and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The adoption of Statement 128 did not have a significant effect on the Company's reported earnings per share.

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

                                  PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         (a)   IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS.

               DIRECTORS.

         The present term of office of each director will expire at the next Annual Meeting of Shareholders. The name and position with the Company and age of each director and the period during which each director has served are as follows:


              NAME AND POSITION, IF                                   DIRECTOR
              ANY, IN THE COMPANY             AGE                      SINCE
              -----------------------      ---------                  --------
              James B. Wallace                69                        1991
              (Chairman of the Board)

              Charles E. Steinbrueck          54                        1994
              (President and Chief
              Executive Officer)

              Jerry D. Armstrong              67                        1991

              Jim D. Baldwin                  65                        1994

              Cortlandt S. Dietler            76                        1995

              Wayne H. Patterson              52                        1994

              George F. Wood                  54                        1991


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


              NAME OF EXECUTIVE OFFICER                               OFFICER
              AND POSITION IN COMPANY        AGE                       SINCE
              -------------------------   ---------                  --------
              Charles E. Steinbrueck          54                        1997
              (Director, President and
              Chief Executive Officer)

              Gary L. Wofford                 54                        1997
              (Senior Vice President -
              Operations and Development)

              Michael J. Brunetti             41                        1995
              (Vice President -
              Franchise Sales)

              Dana Klapper Cohen              30                        1998
              (Vice President-
              Administration, General Counsel
              and Corporate Secretary)


T. Timothy Kershisnik served as Vice President, Controller, Treasurer and Corporate Secretary through March 13, 1998.

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

     Gary L. Wofford            Senior Vice President, Operations and
                                Development since March 1998; Vice President,
                                System Sales and Support from May 1997 to
                                March 1998; Director of GMI's Company Center
                                Operations from December 1996 to May 1997;
                                Consultant to GMI from August 1996 to
                                December 1996; Vice President of Operations
                                and Franchise Services, Taco Johns
                                International, Inc., a franchisor of fast
                                food Mexican style restaurants, from June
                                1988 to July 1996.

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

     Dana Klapper Cohen         Vice President - Administration, General
                                Counsel and Corporate Secretary since March
                                26, 1998. Manager of Strategic and Legal
                                Affairs from May 1997 to March 1998.
                                Associate attorney for the law firm of Hogan
                                and Hartson, LLP, from March 1996 to April
                                1997. Associate attorney for the law firm of
                                Holland & Hart, LLP, from October 1994 to
                                March 1997. Prior to October 1994, Ms. Cohen
                                attended Columbia University School of Law.




     Jerry D. Armstrong         Partner in Brownlie, Wallace, Armstrong and
                                Bander Exploration (BWAB), an oil and gas
                                company, since 1992; Senior Vice President and
                                member of the Board of Directors of BWAB
                                Incorporated from 1980 to 1992.

     Jim D. Baldwin             Retired President of King Soopers, a retail
                                grocery store chain owned by Dillon Companies,
                                a subsidiary of The Kroger Company, from 1979 to
                                1990.  Mr. Baldwin was with Dillon Companies for
                                over 40 years.  Mr. Baldwin is on the Board of
                                Directors for Channel 6 KRMA TV.

     Cortlandt S. Dietler       Chairman and CEO of TransMontaigne Oil
                                Company, an oil and gas company, since April
                                1995; Chairman, Founder and CEO of Associated
                                Natural Gas Corporation, a gas gathering,
                                processing and marketing company from 1980 to
                                1994. Mr. Dietler is also on the Board of
                                Directors for the following public companies:
                                Forest Oil Corporation, Key Production
                                Company, Inc., and Hallador Petroleum
                                Corporation.

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

     George F. Wood             President of Wood and Co., an investment
                                management firm, since 1982.


         (b)  IDENTIFICATION OF SIGNIFICANT EMPLOYEES:   None.


         (c)  FAMILY RELATIONSHIPS.  None


         (d)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.    None.

         (e)  SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

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

         Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during and for the Company's fiscal year ended December 31, 1997, the only director, officer or more than 10% shareholder of the Company who failed to timely file a Form 3, Form 4 or Form 5 was Charles
E. Steinbrueck who filed a late Form 4 reporting three transactions.

ITEM 10.  EXECUTIVE COMPENSATION

         (a) and (b) GENERAL AND SUMMARY COMPENSATION TABLE

         The following table shows all plan and non-plan compensation paid by the Company and its subsidiaries to the Chief Executive Officers of the Company for services rendered for the fiscal years ended December 31, 1997, 1996 and 1995. No other executive officers of the Company total cash compensation exceeded $100,000 for the fiscal years ended December 31, 1997, 1996 or 1995:

                         SUMMARY COMPENSATION TABLE

                                                                                                                     LONG TERM
                                                                                                     OTHER           SECURITIES
                                                                                                     ANNUAL          UNDERLYING
    NAME                 PRINCIPAL POSITION                               YEAR        SALARY      COMPENSATION    OPTIONS/SAR'S(#)
    ----                 ------------------                               ----        ------      ------------    ----------------
Charles E.          President and Chief Executive
Steinbrueck         Officer and Director of GMHC and GMI (1)              1997      $ 114,182          -               750,000

                                                                          1996      $    -             -                10,000

                                                                          1995      $    -             -                20,000
Rex L. Utsler       President and Chairman of the Board of
                    Directors of GMHC and GMI(2)                          1997      $ 179,868     $      8,386(3)         -

                                                                          1996      $ 163,417     $     11,450(3)       12,500

                                                                          1995      $ 157,842     $     11,328(3)       50,000


(1) Mr. Steinbrueck became President and Chief Executive Officer on February 6, 1997, and has been a Director since 1994. Mr. Steinbrueck has an Employment Agreement with the Company. See "Item 12. Certain Relationships and Related Transactions."

(2) Mr. Utsler resigned as the Chairman of the Board and President of the Company on February 6, 1997. Mr. Utsler continues to be paid under a consulting contract through March 31, 1999. See "Item 12. Certain Relationships and Related Transactions."

(3) Includes costs of a leased car, country club dues and the Company's 401(k) matching contribution.

         COMPENSATION UNDER PLANS

         On May 4, 1992, GMI adopted the Grease Monkey International, Inc. 401(k) Savings and Retirement Plan and Trust Agreement (the "Plan"), effective as of April 1, 1992. Colorado National Bank Trust and Investment Group is Trustee under the Plan. At present, the Company contributes to the Plan on a quarterly basis in an amount equal to 50% of the employees' contribution, up to a maximum of 6% of the employees' compensation. The Company's contribution is paid with its $0.03 par value common stock valued at market on the date of the contribution. During 1997, the Company contributed 33,234 shares to the Plan at an average of $1.36 per share. During 1996, the Company contributed 40,616 shares to the Plan at an average of $1.14 per share.

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

         The Company adopted the 1994 Stock Incentive Plan ("1994 Plan") which was approved by the shareholders on July 11, 1994. All employees, officers, directors and consultants of the Company and its subsidiaries are eligible to participate. The 1994 Plan originally reserved 500,000 shares for grant or awards under the Plan. In June 1997, the Company's shareholders approved an additional 500,000 shares.

         The 1986, 1993 and 1994 Plans are administered by an Option Committee of not less than three persons appointed by the Board of Directors. The members of the Option Committee for 1997 were Jerry D. Armstrong, Jim D. Baldwin and George F. Wood. The Option Committee met once during 1997. All members were present at the meeting. New members of the Option Committee will be selected after the Annual Meeting of Shareholders.

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

         The following table sets forth information pertaining to options that were granted by the Company to Charles E. Steinbrueck during the year ended December 31, 1997.

                      Option Grants in Last Fiscal Year

                              INDIVIDUAL GRANTS


---------------------------------------------------------------------------------------------------------------------------------
                              NUMBER OF                       % OF TOTAL
                              SECURITIES                      OPTIONS GRANTED                EXERCISE OR
                              UNDERLYING                      TO EMPLOYEES IN                BASE PRICE                EXPIRATION
NAME                          OPTIONS GRANTED                 FISCAL YEAR                    ($/SH)                    DATE
---------------------------------------------------------------------------------------------------------------------------------
Charles E.                    300,000(1)                      40%                            1.3125                    12/31/02
Steinbrueck
                              450,000(2)                      60%                            1.3125                    12/31/02


     (1) Options relating to 300,000 shares are fully vested and exercisable.

     (2) Options relating to 200,000 shares vest on December 31, 1998, and options relating to 250,000 shares vest on December 31, 1999 provided the Company has attained certain performance criteria. See "Item 12. Certain Relationships and Related Transactions."

     No options were granted to Rex L. Utsler during the year ended December 31, 1997.

     The following table sets forth information pertaining to the options that were held by Charles E. Steinbrueck and Rex L. Utsler as of December 31, 1997. Neither Mr. Steinbrueck nor Mr. Utsler exercised any options during the year ended December 31, 1997.

   Aggregated Option/SAR Exercises in Last Fiscal Year and Option/SAR Values

                   NUMBER OF SECURITIES                VALUE OF UNEXERCISED IN-
                  UNDERLYING UNEXERCISED              THE-MONEY OPTIONS/SARS AT
                 OPTIONS/SARS AT FY-END(#)                      FY-END
                 -------------------------            -------------------------
Name             EXERCISABLE/UNEXERCISABLE            EXERCISABLE/UNEXERCISABLE
                 -------------------------            -------------------------
Charles E.
Steinbrueck          330,000/450,000                          - 0 - (1)

Rex L. Utsler           62,500/0                              - 0 - (1)


     (1) The exercise prices were above the market price of the common stock on December 31, 1997.

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

         Options were granted on March 24, 1998, for services rendered for the period June 1997 to June 1998.

         (g) EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS. See "Item 12. Certain Relationships and Related Transactions" for information pertaining to a consultant agreement with Rex L. Utsler and an employment agreement with Charles E. Steinbrueck.

         (h)  REPORT ON REPRICING OF OPTIONS/SARS.  None.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

         (a) and (b) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of February 27, 1998, the number of shares of the Company's $0.03 par value common stock owned by each person who owned of record, or was known to own beneficially, more than 5% of the number of shares of the Company's outstanding common stock, sets forth the number of shares of the Company's outstanding common stock beneficially owned by each of the Company's directors, and sets forth the number of shares of the Company's common stock beneficially owned by all of the Company's directors and officers as a group:


                                                                                   SHARES
                                                                                 UNDERLYING
                                                                                 PRESENTLY
                                                           SHARES               CONVERTIBLE
                                                         UNDERLYING               SERIES C
                                    SHARES OF            PRESENTLY               PREFERRED
         NAME OF                      COMMON            EXERCISABLE                STOCK                                  PERCENT
       BENEFICIAL                     STOCK             OPTIONS AND              AND UNPAID              TOTAL           OF CLASS
        OWNER(1)                      OWNED             WARRANTS (3)            DIVIDENDS(4)           OWNERSHIP            (6)
------------------------------      ---------           ------------            ------------           ---------         --------
Rex L. Utsler(2)(5)                  640,315              206,800                  53,478               900,593            18.4%
Jerry D. Armstrong(2)                438,820              118,925                  82,786               640,531            13.2%
James B. Wallace(2)                  443,821              113,925                  58,177               615,923            12.8%
Ray O. Brownlie(2)                   442,375               88,925                  58,177               589,477            12.3%
J. H. Bander(2)                      407,709               88,925                  58,177               554,811            11.6%
Charles E. Steinbrueck(2)            190,476              330,000                  36,914               557,390            11.1%
Cortlandt S. Dietler(2)               55,556               20,000                  19,687                95,243             2.0%
George F. Wood(2)                     38,639               25,000                   4,922                68,561             1.5%
Wayne H. Patterson(2)                   -                  35,000                  24,609                59,609             1.3%
Jim D. Baldwin(2)                       -                  25,000                  12,305                37,305             0.8%

All officers and directors as
 a group (9 persons)               1,167,312              767,850                 249,244             2,184,406            38.6%


-------------
Note: Included as an officer is T. Timothy Kershisnik who resigned from his positions of Vice President, Controller, Treasurer and Corporate Secretary effective March 13, 1998. Excluded is Dana Klapper Cohen who became an officer on March 26, 1998.

         (1) All beneficial owners listed have sole voting and/or investment power with respect to the shares shown unless otherwise indicated.

         (2) The address for Rex L. Utsler is Trinity Place, Suite 720, 1801 Broadway, Denver, Colorado 80202. The address for Messrs. Armstrong, Wallace, Brownlie and Bander is 475 17th Street, Suite 1300, Denver, Colorado 80202. The address for Charles E. Steinbrueck is 216 16th Street, Suite 1100, Denver, Colorado 80202. The address for Cortlandt S. Dietler is 2750 Republic Plaza, 370 Seventeenth St., Denver, Colorado 80202. The address for George F. Wood is 55 Madison Street, Suite 680, Denver, Colorado 80206. The address for Wayne H. Patterson is 384 Inverness Drive South, Suite 200, Englewood, Colorado 80112. The address for Jim D. Baldwin is 706 Golf Club Drive, Castle Pines Village, Colorado 80104.

         (3) Represents shares of common stock underlying presently exercisable options and warrants.

         (4) Represents shares of common stock underlying shares of Series C, 6% Preferred stock with a stated value of $100 per share plus accumulated unpaid dividends, convertible into common stock at $2.50 per share.

         (5) Does not include 3,100 shares held by Mr. Utsler's children, of which he disclaims beneficial ownership.

         (6) Assumes all options and warrants are exercised and all Series C Preferred stock and accumulated dividends are converted.

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

         On August 5, 1991, the Company issued warrants to First of September Corporation to purchase 500,000 shares of its common stock for $1.50 per share. In exchange, First of September Corporation provided the Company with a $750,000 line of credit which was repaid on March 23, 1994, and canceled. The warrants were to expire on August 4, 1996, but were extended in March 1996 by the Board of Directors to August 4, 1998, as consideration for First of September Corporation's agreement to cooperate in an equity and debt financing, then under consideration. The increase in the estimated fair value of the warrants of $54,000 was recorded as an increase in stockholder's equity and deferred offering costs. The offering costs were subsequently written off when the proposed financing was abandoned. On June 30, 1997, First of September Corporation was dissolved and any ownership of the Company's common stock, preferred stock and the warrants mentioned previously were transferred to First of September Corporation's shareholders.

         On March 12, 1998, the Company entered into an Employment Agreement ("Agreement") with Charles E. Steinbrueck pursuant to which the Company employed Mr. Steinbrueck as the President and Chief Executive Officer of the Company effective January 20, 1997. The Agreement will terminate on January 20, 2000, unless terminated earlier pursuant to the terms thereof. Pursuant to the Agreement, the Company has agreed to pay Mr. Steinbrueck an initial base salary of $125,000 per year. The base salary is to be reviewed annually by the Compensation Committee of the Board of Directors and the base salary for each year (or portion thereof) beginning January 1, 1998, shall be determined by the Compensation Committee which shall authorize an increase in the base salary. Mr. Steinbrueck also is entitled to receive bonuses in such amount as determined by the Board of Directors of the Company. Further, Mr. Steinbrueck is eligible to participate in all plans available to the executive officers of the Company. Pursuant to the Agreement, Mr. Steinbrueck was granted stock options for 750,000 shares of the Company's common stock that have an exercise price of $1.3125 per share. The options vested as to 100,000 shares as of January 20, 1997, and options for the remaining 650,000 shares were to vest over a three year period, subject to the attainment by the Company of certain performance criteria, so that options with respect to 200,000 shares would become exercisable on December 31, 1997, options with respect to 200,000 shares would become exercisable on December 31, 1998, and options for 250,000 shares would become exercisable on December 31, 1999. The options were only to become exercisable if the Company attained minimum corporate earnings for the years ended December 31, 1997, 1998 and 1999 of $500,000, $1,000,000 and $1,500,000, respectively, if the Company achieved a compounded growth rate in gross revenue of 20% for each year from 1997 through 1999 and if the Company was within 75% of the growth target for new unit openings in the business plan established by the Board of Directors for the Company. Although the Company did not meet the performance criteria for the year ended December 31, 1997, the Board of Directors of the Company and the Compensation Committee have determined that 200,000 shares would be exercisable as of December 31, 1997, pursuant to the option granted to Mr. Steinbrueck. The options expire on December 31, 2002, if not previously exercised.

         The Agreement provides that the Company may terminate the Agreement for cause without paying Mr. Steinbrueck any additional compensation. However, if the Company terminates the Agreement other than for cause, the Company is required to pay Mr. Steinbrueck severance compensation for a period of the lesser of the remaining portion of the term of the Agreement or two years from the date of such termination, reduced by any compensation that Mr. Steinbrueck may receive from a new employer ("Severance Compensation"). Mr. Steinbrueck also has the ability to terminate the Agreement voluntarily or upon a change in control of the Company. A change in control in the Company is deemed to occur if (i) any person or group acquires direct or indirect beneficial ownership of 20% or more of the Company's outstanding securities unless a majority of the "Continuing Directors" approves the acquisition or (ii) on the first day on which a majority of the members of the Board of Directors are not "Continuing Directors." A "Continuing Director" is any member of the Company's Board of Directors who (i) was a member of that Board of Directors on January 20, 1997, (ii) has been a member of that Board of Directors for the two years immediately preceding such date of determination, or (iii) was nominated for election or elected to the Company's Board of Directors with the affirmative vote of the greater of (x) a majority of the Continuing Directors who are members of the Company's Board of Directors at the time of such nomination or election or (y) at least three Continuing Directors. If Mr. Steinbrueck terminates the Agreement voluntarily, he is entitled to no additional compensation. However, if the termination is within 120 days following a change in control, Mr. Steinbrueck is entitled to receive Severance Compensation which Mr. Steinbrueck can elect to receive in a lump sum. In no event, however, shall the Severance Compensation upon a Change in

Control exceed any amount that the Company is prohibited from deducting for federal income tax purposes by virtue of Section 280G of the Internal Revenue Code.

         The Agreement also provides that Mr. Steinbrueck will not compete with the Company during the term of the Agreement and for a period of two years following the termination thereof.

         On January 20, 1997, the Company sold 190,476 shares of the Company's common stock to Mr. Steinbrueck for a total of $250,000.

         On January 30, 1998, the Company entered into Employment Agreements ("Agreements") with Gary L. Wofford and with Dana Klapper Cohen pursuant to which the Company employed Mr. Wofford as Vice President of System Sales and Support and Ms. Cohen as Manager of Strategic and Legal Affairs. The agreements will terminate on January 30, 2001, unless terminated earlier pursuant to the terms thereof. Pursuant to the Agreements, the Company has agreed to pay Mr. Wofford an initial base salary of $92,500 per year and Ms. Cohen an initial base salary of $57,500 per year. The base salaries are to be reviewed annually by the President and CEO. Mr. Wofford and Ms. Cohen are entitled to receive bonuses and to participate in all plans available to the executive officers of the Company. Pursuant to the Agreements, Mr. Wofford is entitled to the grant of stock options for 100,000 shares of the Company's common stock and Ms. Cohen is entitled to the grant of 50,000 shares of the Company's common stock.

         The Agreements provide that the Company may terminate the Agreements for cause without paying Mr. Wofford or Ms. Cohen any additional compensation. However, if the company terminates the Agreements other than for cause, the Company is required to pay Mr. Wofford and Ms. Cohen severance compensation for a period of the lesser of the remaining portion of the term of the Agreement or one year from the date of such termination, ("Severance Compensation"). Mr. Wofford and Ms. Cohen also have the ability to terminate the Agreement voluntarily or upon a change in control of the Company. A change in control in the Company is deemed to occur if (i) any person or group acquires direct or indirect beneficial ownership of 20% or more of the Company's outstanding securities unless a majority of the "Continuing Directors" approves the acquisition or (ii) on the first day on which a majority of the members of the Board of Directors are not "Continuing Directors." A "Continuing Director" is any member of the Company's Board of Directors who (i) was a member of that Board of Directors on January 30, 1998, (ii) has been a member of that Board of Directors for the two years immediately preceding such date of determination, or (iii) was nominated for election or elected to the Company's Board of Directors with the affirmative vote of the greater of (x) a majority of the Continuing Directors who are members of the Company's Board of Directors at the time of such nomination or election or (y) at least three Continuing Directors. If Mr. Wofford or Ms. Cohen terminate their respective Agreements voluntarily, he/she is entitled to no additional compensation. However, if the termination is within 120 days following a change in control, Mr. Wofford and Ms. Cohen are entitled to receive Severance Compensation which they can elect to receive in a lump sum. In no event, however, shall the Severance Compensation upon a Change in Control exceed any amount that the Company is prohibited from deducting for federal income tax purposes by virtue of Section 280G of the Internal Revenue Code.

         The Agreements also provide that Mr. Wofford and Ms. Cohen will not compete with the Company during the term of the Agreements and for a period of two years following the termination thereof.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


    (a)      (3)      LIST OF EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B.
                      -------------------------------------------------------

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

             (d) Articles of Amendment to the Articles of Incorporation filed August 15, 1996, incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996.

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

    10.      Material Contracts.

             (a) 1986 Incentive Stock Option Plan, incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993.

             (b) 1993 Incentive Stock Option Plan, incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

             (c) Amendment to 1993 Incentive Stock Option Plan, incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

             (d) 1994 Stock Incentive Plan, incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

             (e) Amendment to 1994 Stock Incentive Plan, incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

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

             (h) Current form of Grease Monkey Franchise Agreement currently in effect.

             (i) Mobil Oil Company Supply Contract dated February 24, 1993, for Center #234 (similar contract form used for all centers), incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

             (j) Business Loan Agreement with Bank of America for $2,000,000 three year line of credit, incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

             (k) Consultant Agreement between Grease Monkey Holding Corporation and Rex L. Utsler, incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.




             (l) $5,000,000 Loan Agreement with Citicorp Leasing, Inc., incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended September 30, 1997.

             (m) Master Supply Contract dated September 29, 1997, with Mobil Oil Corporation.

             (n) Employment Agreement dated March 12, 1998, with Charles E. Steinbrueck.

             (o) Employment Agreement dated January 30, 1998, with Gary L. Wofford.

             (p) Employment Agreement dated January 30, 1998, with Dana Klapper Cohen.

    21.      Subsidiaries of the Registrant

             (a) Grease Monkey International, Inc., incorporated in the State of Colorado (100% owned).

             (b) GM Properties, Inc., incorporated in the State of Colorado (100% owned).

             (c) Grease Monkey de Mexico SA de CV., incorporated in Mexico (100% owned).

    23.      Consent of Experts and Counsel

             (a)      Consent of KPMG Peat Marwick LLP.

    27.1     Financial Data Schedule - 1997.

    27.2     Financial Data Schedule - 1996 and 1995 annual periods restated.

(b)      REPORTS ON FORM 8-K.

         No Reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  March 26, 1998

                                         GREASE MONKEY HOLDING CORPORATION,
                                             a Utah corporation

                                         By:/s/ Charles E. Steinbrueck
                                         -----------------------------------
                                         Charles E. Steinbrueck, President
                                         and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   DATE                 NAME AND TITLE                           SIGNATURE
---------------         --------------------                     ---------------------------
March 26, 1998         CHARLES E. STEINBRUECK, Director,         /s/ Charles E. Steinbrueck
                       President and Chief                       ----------------------------
                       Executive Officer                         Charles E. Steinbrueck
                       (Principal Executive
                       Officer, Chief Financial
                       Officer and Principal
                       Accounting Officer)

March 26, 1998         JAMES B. WALLACE, Director and            /s/ James B. Wallace
                       Chairman of the Board                     ----------------------------
                                                                 James B. Wallace

March 26, 1998         JERRY D. ARMSTRONG, Director              /s/ Jerry D. Armstrong
                                                                 ----------------------------
                                                                 Jerry D. Armstrong

March 26, 1998         JIM D. BALDWIN, Director                  /s/ Jim D. Baldwin
                                                                 ----------------------------
                                                                 Jim D. Baldwin

March 26, 1998         CORTLANDT S. DIETLER, Director            /s/ Cortlandt S. Dietler
                                                                 ----------------------------
                                                                 Cortlandt S. Dietler

March 26, 1998         WAYNE H. PATTERSON, Director
                                                                 ----------------------------
                                                                 Wayne H. Patterson

March 26, 1998         GEORGE F. WOOD, Director                  /s/ George F. Wood
                                                                 ----------------------------
                                                                 George F. Wood

                                 INDEPENDENT AUDITORS' REPORT




THE BOARD OF DIRECTORS AND STOCKHOLDERS
GREASE MONKEY HOLDING CORPORATION:


We have audited the accompanying consolidated balance sheets of Grease Monkey Holding Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grease Monkey Holding Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                 KPMG Peat Marwick LLP

Denver, Colorado
March 12, 1998

                         GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS

                                                  ASSETS

                                                                            DECEMBER 31,
                                                                      -------------------------
                                                                         1997           1996
                                                                     -----------   ----------
Current Assets:
  Cash ............................................................   $  182,214      324,745
  Restricted cash including certificates of deposit ...............        -           34,927
  Accounts receivable, net of allowance for doubtful
     accounts of $478,553 in 1997 and $252,795 in 1996 ............    1,212,014    1,042,259
  Current portion of notes receivable, net of
     allowance for uncollectible amounts (Note D) .................      318,658      500,705
  Current portion of net investment in direct financing
   leases (Note F) ................................................      204,921      225,053
  Inventories .....................................................      758,116      887,203
  Prepaid expenses and supplies ...................................      113,648      125,208
                                                                     -----------    ---------
  TOTAL CURRENT ASSETS                                                 2,789,571    3,140,100
                                                                     -----------   ----------

Property and Equipment, at Cost, Pledged (Notes E and F):
  Land ............................................................      543,838      445,917
  Buildings (including buildings under capital leases).............    6,430,000    5,728,492
  Furniture and fixtures ..........................................      536,329      562,235
  Leasehold improvements ..........................................      718,672      662,001
  Machinery and equipment .........................................    1,774,196    1,735,844
                                                                     -----------   ----------
                                                                      10,003,035    9,134,489
  Less accumulated depreciation and amortization ..................   (3,985,940)  (3,540,784)
                                                                     -----------   ----------
  NET PROPERTY AND EQUIPMENT ......................................    6,017,095    5,593,705
                                                                     -----------   ----------

Other Assets:
  Net investment in direct financing leases (Note F) ..............    3,154,581    3,499,162
  Notes receivable, net of allowance for uncollectible
    amounts (Note D) ..............................................      225,177      270,761
  Deferred franchising costs ......................................      189,528      211,849
  Goodwill and covenants not to compete, net of accumulated
    amortization of $1,215,026 in 1997 and $966,729 in 1996 .......    2,688,103    2,401,586
  Other assets, net of accumulated amortization of $167,145
    in 1997 and $141,355 in 1996...................................      333,795       99,960
                                                                     -----------   ----------
    TOTAL OTHER ASSETS                                                6,591,184     6,483,318
                                                                     ----------    ----------
                                                                     $15,397,850   15,217,123
                                                                     -----------   ----------
                                                                     -----------   ----------

                                  (continued on next page)

                            GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           DECEMBER 31,
                                                                     ------------------------
                                                                         1997         1996
                                                                     -----------   ----------
Current Liabilities:
  Accounts payable ................................................  $ 1,400,633    1,043,149
  Accrued salaries and wages ......................................      195,787      203,073
  Other accrued liabilities .......................................      371,143      347,158
  Current portion of long-term obligations (Note E) ...............      715,289    1,066,283
  Current portion of obligations under capital leases
    (Note F).......................................................      464,955      427,917
                                                                     -----------   ----------
    TOTAL CURRENT LIABILITIES .....................................    3,147,807    3,087,580
                                                                     -----------   ----------
Long-Term Obligations (Note E) ....................................    3,800,082    3,126,148

Obligations Under Capital Leases (Note F) .........................    6,848,249    6,649,017

Deferred Franchise Sales Revenue ..................................      985,470      907,371

Stockholders' Equity (Note G):
  Series C Preferred stock, stated value of $100.00 per
     share, 20,896 shares issued and outstanding in 1997 and
       1996 .......................................................    2,089,638    2,089,638
  Common stock, par value $0.03, 20,000,000 shares
  authorized, 4,633,570 and 4,379,860 shares issued and
  outstanding in 1997 and 1996, respectively ......................      139,007      131,396
  Capital in excess of par value ..................................    6,197,880    5,877,670
  Accumulated deficit .............................................   (7,810,283)  (6,651,697)
                                                                     -----------   ----------
    TOTAL STOCKHOLDERS' EQUITY ....................................      616,242    1,447,007

Commitments and Contingencies (Notes F and J) .....................
                                                                     -----------   ----------
                                                                     $15,397,850   15,217,123
                                                                     -----------   ----------
                                                                     -----------   ----------


                    See notes to the consolidated financial statements

                          GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         YEARS ENDED DECEMBER 31,
                                                -----------------------------------------
                                                    1997           1996           1995
                                                -----------      ---------      ---------
Operating Revenue:
  Royalty fees ...............................  $ 3,454,238      3,143,933      3,211,716
  Franchise sales - center openings ..........      257,401        183,300        430,110
  Product and equipment revenue ..............      777,285        776,333      1,021,730
  Sales by Company-owned Centers .............   14,742,786     14,416,201     12,462,632
  Leasing revenue ............................    1,547,876      1,434,086      1,391,886
  Other.......................................      389,728        188,940        150,069
                                                -----------      ---------      ---------
                                                 21,169,314     20,142,793     18,668,143
                                                -----------     ----------     ----------

Operating Expenses:
  Franchise costs - center openings ..........       85,822         32,843         99,771
  Product and equipment costs ................      316,926        340,300        558,546
  Company-owned Centers ......................   12,690,085     12,404,772     10,817,307
  Leasing expense ............................    1,549,315      1,376,677      1,401,978
  General and administrative expenses (Note H)    5,382,473      4,740,381      4,110,166
  Provision for credit losses ................      253,368        206,221        151,800
  Depreciation ...............................      688,041        694,241        638,352
  Amortization ...............................      284,689        245,454        177,553
                                                -----------     ----------     ----------
                                                 21,250,719     20,040,889     17,955,473
                                                -----------     ----------     ----------
Operating income (loss) ......................     (81,405)       101,904        712,670
                                                -----------     ----------     ----------

Other income (expense):
  Gain (loss) on sale/disposition/closure
   of centers ...............................     (368,169)        (83,780)        31,705
  Undeveloped franchise licenses canceled ....        -             27,563         18,075
  Interest income ............................      65,659          37,186         37,845
  Interest expense (Note F) ..................    (774,671)       (659,996)      (562,105)
                                                -----------     ----------     ----------
                                                (1,077,181)       (679,027)      (474,480)
                                                -----------     ----------     ----------
Net income (loss) ............................ $(1,158,586)       (577,123)       238,190
                                                -----------     ----------     ----------
                                                -----------     ----------     ----------

Earnings (loss) per common share (Note L) ....  $     (0.29)          (0.16)          0.03
                                                -----------      ---------      ---------
                                                -----------      ---------      ---------

Earnings (loss) per common share -
assuming dilution (Note L)  ..................  $    (0.29)         (0.16)            0.03
                                                -----------      ---------      ---------
                                                -----------      ---------      ---------
Weighted average shares outstanding ..........    4,390,116      4,361,163        4,354,680
                                                -----------      ---------      ---------
                                                -----------      ---------      ---------

                      See notes to the consolidated financial statements

             GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 PREFERRED STOCK                COMMON STOCK
                                             ----------------------   ---------------------------------
                                                                                             CAPITAL IN
                                             NUMBER OF                NUMBER OF               EXCESS OF   ACCUMULATED
                                              SHARES       AMOUNT      SHARES      AMOUNT     PAR VALUE     DEFICIT       TOTAL
                                             ---------   ----------   ---------   --------   ----------   -----------   ----------
Balance at December 31, 1994...............   22,205     $2,220,500   4,305,359   $129,161    5,707,382    (6,312,764)   1,744,279
Issuance of common stock pursuant
   to employee benefit plan................      -            -          11,542        346       20,682          -          21,028
Conversion of Series C Preferred stock
   to common stock, including payment
   of accumulated dividends................   (1,247)      (124,662)     49,863      1,496      113,224          -          (9,942)
Offering costs of Series C Preferred
   stock...................................      -            -            -          -          (7,500)         -          (7,500)
Common stock reacquired and canceled.......      -            -         (30,000)      (900)     (60,540)         -         (61,440)
Net income.................................      -            -            -          -            -          238,190      238,190
                                              ------     ----------   ---------   --------   ----------    ----------    ---------
Balance at December 31, 1995...............   20,958      2,095,838   4,336,764    130,103    5,773,248    (6,074,574)   1,924,615
Issuance of common stock pursuant to
  employee benefit plan....................      -            -          40,616      1,219       45,025          -          46,244
Conversion of Series C Preferred stock
   to common stock, including payment
   of accumulated dividends................      (62)        (6,200)      2,480         74        5,397          -            (729)
Increase in fair value of warrants
   extended................................      -            -            -          -          54,000          -          54,000
Net loss...................................      -            -            -          -            -         (577,123)    (577,123)
                                              ------     ----------   ---------   --------   ----------    ----------    ---------
Balance at December 31, 1996...............   20,896      2,089,638   4,379,860     131,396   5,877,670    (6,651,697)   1,447,007
Issuance of common stock pursuant to
   employee benefit plan...................      -            -          33,234         996      44,262          -          45,258
Issuance of common stock upon
   exercise of employee stock options......      -            -          30,000         900      31,663          -          32,563
Issuance of common stock...................      -            -         190,476       5,715     244,285          -         250,000
Net loss...................................      -            -            -           -           -       (1,158,586)  (1,158,586)
                                              ------     ----------   ---------   --------   ----------    ----------    ---------
Balance at December 31, 1997...............   20,896     $2,089,638   4,633,570    $139,007   6,197,880    (7,810,283)     616,242
                                              ------     ----------   ---------   --------   ----------    ----------    ---------
                                              ------     ----------   ---------   --------   ----------    ----------    ---------

               See notes to the consolidated financial statements

             GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             YEARS ENDED DECEMBER 31,
                                                                                 ------------------------------------------------
                                                                                     1997                1996              1995
                                                                                 -------------         ---------         --------
Cash flows from operating activities:
  Net income (loss) ............................................................ $ (1,158,586)         (577,123)          238,190
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Increase in deferred franchise sales revenue .............................      374,500           541,400           129,000
      Franchise sales revenue recognized - center openings .....................     (257,401)         (183,300)         (430,110)
      Increase in deferred franchising costs ...................................      (75,176)         (111,141)          (78,130)
      Franchise costs recognized - center openings .............................       85,822            32,843            99,771
      Provision for credit losses ..............................................      253,368           206,221           151,800
      Loss realized on retirement of property and equipment ....................      131,532             1,110            18,130
      Depreciation and amortization ............................................      972,730           939,695           815,905
      Loss (gain) on sale/disposition/closure of centers .......................      327,850            58,421           (31,705)
      Accrual of Consultant Agreement ..........................................      357,113              -                 -
      Undeveloped franchise licenses canceled ..................................         -              (27,563)          (18,075)
      Interest on litigation award .............................................         -                 -               20,723
      Increase in fair value of warrants extended ..............................         -               54,000              -
      Other, net ...............................................................      (6,099)               380            17,113

      Change in assets and liabilities:
        Increase in accounts receivable ........................................    (582,461)          (448,549)         (422,484)
        Decrease in notes receivable ...........................................      76,799              8,456            29,150
        Decrease (increase) in inventories .....................................     104,109           (153,658)          (13,513)
        Decrease (increase) in prepaid expenses and supplies ...................      11,560             30,453           (30,634)
        Increase (decrease) in accounts payable ................................     260,656            273,797          (194,363)
        Increase (decrease) in accrued salaries and wages and other
         accrued liabilities ...................................................      55,591            129,666           (62,370)
                                                                                 -------------         ---------         --------

         Net cash provided by operating activities ............................. $   931,907            775,108           238,398
                                                                                 -------------         ---------         --------


                           (Continued on next page)

             GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (CONTINUED)

                                                                                             YEARS ENDED DECEMBER 31,
                                                                                 -------------------------------------------------
                                                                                     1997                1996              1995
                                                                                 -----------          ----------          --------
Cash flows from investing activities:
  Principal receipts on direct financing leases ..............................   $   189,926             177,656           181,155
  Acquisition of centers .....................................................      (688,191)           (394,389)         (870,388)
  Sale of centers ............................................................       116,901              75,354           123,233
  Capital expenditures .......................................................      (297,570)           (724,861)         (218,041)
  Notes receivable from developers ...........................................       225,000            (415,000)             -
  Decrease (increase) in other assets ........................................      (260,539)             29,247           (41,925)
                                                                                 -----------          ----------          --------

    Net cash used in investing activities ....................................      (714,473)         (1,251,993)         (825,966)
                                                                                 -----------          ----------          --------

Cash flows from financing activities:
  Proceeds from long-term obligations ........................................     3,045,000           1,257,000         1,241,880
  Principal payments on long-term obligations ................................    (3,316,796)           (493,249)         (350,372)
  Principal payments on capital lease obligations ............................      (409,115)           (348,365)         (307,669)
  Issuance of common stock ...................................................       282,563                -                 -
  Issuance of preferred stock, net of offering costs .........................          -                   -               (7,500)
  Payment of accumulated dividends upon conversion of preferred stock
   to common stock ...........................................................          -                   (729)           (9,942)
  Decrease (increase) in restricted cash .....................................        34,927              (2,694)          149,407
  Increase in lease deposit obligations ......................................         3,456               4,500               300
                                                                                 -----------          ----------          --------

    Net cash provided by (used in) financing activities ......................      (359,965)            416,463           716,104
                                                                                 -----------          ----------          --------

Net increase (decrease) in cash ..............................................      (142,531)            (60,422)          128,536

Cash, beginning of year ......................................................       324,745             385,167           256,631
                                                                                 -----------          ----------          --------

Cash, end of year ............................................................   $   182,214             324,745           385,167
                                                                                 -----------          ----------          --------
                                                                                 -----------          ----------          --------
Supplemental disclosures of cash flow information -
    Cash paid during the year for interest ...................................   $ 1,226,054           1,066,840           955,889
                                                                                 -----------          ----------          --------
                                                                                 -----------          ----------          --------


             See notes to the consolidated financial statements

GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.       DESCRIPTION OF BUSINESS

         Grease Monkey Holding Corporation (GMHC) is the parent company of Grease Monkey International, Inc. (GMI), which operates, leases, manages and franchises automotive quick-service preventive fluid maintenance Centers (Grease Monkey Centers or Centers). GMHC established a wholly-owned subsidiary, GM Properties, Inc. (GMP), for the purpose of acquiring (purchasing or leasing) real estate, which in turn is leased to GMI franchisees. In 1997, GMHC established a wholly-owned subsidiary, Grease Monkey de Mexico SA de CV ("GMM"), for the purpose of franchising automotive quick-service preventive fluid maintenance centers in Mexico. The four companies, collectively are referred to as the "Company".

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

         The principal markets in which Grease Monkey operates include thirty-one states and Mexico with concentrations in California, Colorado, Iowa, Indiana, North Carolina, New Jersey, Ohio, Pennsylvania, South Carolina, Texas, Virginia and Washington.

         The following table summarizes the number of Grease Monkey Centers in operation during the last three fiscal years:

                                                                    DECEMBER 31,
                                                            -------------------------
                                                            1997       1996      1995
                                                            ----       ----      ----
Franchised Grease Monkey Centers.........................    187        184       181
Company-owned Grease Monkey Centers......................     31         31        29
                                                            ----       ----      ----
Total Grease Monkey Centers in operation at year end.....    218        215       210
                                                            ----       ----      ----
                                                            ----       ----      ----

Included in Franchised Grease Monkey Centers are twenty-one Centers in 1997, twenty Centers in 1996 and sixteen Centers in 1995 located in Mexico.

B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         BASIS OF PRESENTATION -- The consolidated financial statements include the accounts of GMHC and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

         RESTRICTED CASH - Included in restricted cash at December 31, 1996, is a certificate of deposit pledged to secure long-term debt with a balance of $33,000. The debt was paid off in 1997.

         INVENTORIES - Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market. Inventories consist primarily of automotive service products and promotional materials.

         NET INVESTMENT IN DIRECT FINANCING LEASES AND OBLIGATIONS UNDER CAPITAL LEASES - The Company has entered into leasing arrangements with franchisees of Grease Monkey Centers. In some cases, the Company leases the property from an outside party and, in turn, sublets the property to the franchisee. Certain of these leases and subleases meet the criteria of capitalized leases and direct financing leases. In addition, the Company leases buildings at certain Companyowned Grease Monkey Centers. Certain of these leases are capital leases. Capital leases are recorded at the lesser of the building's fair market value at the inception of the lease or the net present value of the minimum lease payments.

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

         Buildings accounted for as
           capitalized leases.................            term of the lease (generally 15 to 20 years)
         Buildings............................            20 years
         Furniture and fixtures...............            10 years
         Leasehold improvements...............            term of the lease (generally 15 to 20 years)
         Machinery and equipment..............            5 to 10 years

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

B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

         AREA DEVELOPMENT FEES, INITIAL FRANCHISE FEES AND RELATED FRANCHISE COSTS - GMI licenses franchisees to operate Grease Monkey Centers pursuant to a franchise agreement with GMI. A franchisee is required to pay a franchise fee totaling $28,000 for the initial license and $16,800 for each additional license. If three or more licenses are purchased concurrently, an Exclusive Territory Development Agreement ("ETD Agreement") may be executed. When an ETD Agreement is executed, the franchisee pays a development fee equal to $28,000 for the first Center to be developed and $8,400 for the second and each subsequent Center to be developed. The development fee is nonrefundable. The initial franchise fee of $28,000 is charged for the first franchise and $16,800 for the second and each subsequent franchise acquired under the ETD Agreement. The portion of the development fee paid for each Center to be developed is applied toward the initial franchise fee for that franchise. The Company also offers to select qualified persons the opportunity to acquire a larger nonexclusive area ("Development Area") than under the ETD Agreement. If a Development Area is purchased, an Area Development Agreement ("AD Agreement") is executed. When an AD Agreement is executed, the franchisee pays an area development fee equal to $5,000 times the estimated number of franchises which may be established in the Development Area. The initial franchise fee of $28,000 is charged for the first franchise and $16,800 for the second and each subsequent franchise acquired under the AD Agreement. The development fees and license fees are deferred and recognized as franchise sales when the Grease Monkey Centers open. Incremental development costs are deferred, but not in excess of the deferred revenue, net of the estimated cost to open the Grease Monkey Center, and are expensed when the revenue is recognized.

         ROYALTY FEES - Royalties as allowed by the franchise agreement are accrued on a percentage of sales (ranging from 3% to 5%) as reported by franchisees.

         Based upon many factors, including the age of amounts owed the Company, the extent of collateralization, and historical performance, the Company may place certain financially troubled franchisees on a non-accrual status. During 1997, approximately $147,000 ($112,000 in 1996 and $171,000 in
1995) in estimated royalty revenue was not recognized as a result of the non-accrual policy. The Company actively pursues collection of all receivables, including receivables that are not recognized as income until collected.

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

B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Company, the allowances are adequate to absorb reasonably foreseeable losses. Charge-offs to the allowances are made when accounts and notes receivable are considered uncollectible.

         COMPANY-OWNED CENTERS - At December 31, 1997, the Company owned 31 Grease Monkey Centers. The combined revenue and expenses (excluding depreciation, amortization and interest expense) for those Grease Monkey Centers operated by the Company are reported on the Consolidated Statements of Operations as Company-owned Centers.

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


         STOCK OPTION PLAN - Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted the disclosure requirement of SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied.

         EARNINGS (LOSS) PER COMMON SHARE - Effective for the year ended December 31, 1997, earnings (loss) per common share (EPS) is computed using Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 established standards for computing and presenting EPS and supersedes all prior EPS guidance found in APB Opinion 15. Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares. All prior periods have been restated to conform with SFAS No. 128.

         RECLASSIFICATIONS - Certain amounts in the 1995 and 1996 financial statements have been reclassed to conform to the 1997 presentation.

C.       ACQUISITIONS

         During 1997, the Company acquired three Grease Monkey Centers from franchisees. The Company paid cash and assumed liabilities for total consideration of $1,077,456 for the Centers.

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

         The results of operations of the Grease Monkey Centers acquired are included in the accompanying Consolidated Financial Statements from the date of acquisition. All acquisitions were recorded under the purchase method of acquisition accounting.

D.       NOTES RECEIVABLE

Notes receivable consist of the following:

                                                                                                  DECEMBER 31
                                                                                        -----------------------------
                                                                                             1997                1996
                                                                                        ---------            --------
   Notes receivable from franchisees. Both interest and non-interest bearing with interest rates ranging from 6% to 10% at December 31,
      1997. Due in monthly installments of approximately $6,900
      including interest (maturities range through February 2006).
      Generally collateralized by franchise rights, property and
      equipment of Grease Monkey Centers, and undeveloped licenses...................    $354,694             304,714
   Notes receivable from franchisees. Both interest and non-interest bearing with interest rates ranging from 8% to 10% at December 31, 1997.
      Due in monthly installments of approximately $7,500 (maturities range
      through March 2002).  Unsecured................................................      92,339              52,006
   Notes receivable from developers.  Interest at 9.04%.   Monthly
      payments of interest only, with principal due April 1998.......................     190,000             415,000
   Other notes receivable.  Both interest and non-interest bearing with interest rates ranging from 7% to 8% at December 31, 1997
     (maturities range through February 2006)........................................     141,399             145,190
                                                                                        ---------            --------
                                                                                          778,432             916,910
   Less allowance for uncollectible amounts..........................................    (234,597)           (145,444)
   Less current portion..............................................................    (318,658)           (500,705)
                                                                                        ---------            --------
                                                                                         $225,177             270,761
                                                                                        ---------            --------
                                                                                        ---------            --------


Maturities of notes receivable (excluding the allowance for uncollectible amounts) are as follows:


 YEAR ENDED
DECEMBER 31,
  1998.............................................................................                 $   393,314
  1999.............................................................................                      96,912
  2000.............................................................................                      79,118
  2001.............................................................................                      77,102
  2002.............................................................................                      57,956
  Thereafter.......................................................................                      74,030
                                                                                                   ------------
                                                                                                    $   778,432
                                                                                                   ------------
                                                                                                   ------------

E.       LONG-TERM OBLIGATIONS

Long-term obligations consists of the following:

                                                                                                DECEMBER 31
                                                                                         ------------------------
                                                                                            1997           1996
                                                                                         ----------     ---------
   Notes payable under an aggregate line of credit of $5,000,000 with interest at 9.26% plus guarantee fees, maturing in September 2002, with an option to extend to September 2007 under an increased guarantee fee, guaranteed by a motor oil supplier with a related Master Supply
      Contract, and restricted to the paying off of certain debt, and for
      acquiring, constructing and/or developing of Grease Monkey Centers.............    $2,579,775          -
    Notes payable under an aggregate line of credit of $2,400,000 with interest at 9%, maturing in June 2005, secured by conditional assignment of leases and lubrication equipment and restricted to the
      acquisition or development of Grease Monkey Centers............................        -          1,787,312
    Notes payable to oil suppliers which are non-interest bearing and amortized based on product purchases, maturing at various times through
      August 2011, secured by lubrication equipment at Grease Monkey Centers
      having a net book value of $135,356 at December 31, 1997.......................       303,607       402,447
    Notes payable with interest rates ranging from 8.5% to 12%, maturing at various times through July 2011, secured by mortgages on real property and lubrication equipment having a net book value of $522,004 at
      December 31, 1997..............................................................       377,686       619,464
    Notes payable with interest rates ranging from 7.5% to 12%, maturing at various times through April 2008, secured by assets at Grease Monkey
      Centers having a net book value of $1,026,491 at December 31, 1997.............       648,786       784,051
    Notes payable under a line of credit of $2,000,000 guaranteed by a motor oil supplier with interest at 9% (including a guarantee fee of
      3.3%) expires in April 1998, and is restricted to the development
      of Grease Monkey Centers ......................................................       190,000       415,000
    Long-term obligation to a former executive with an imputed interest
      rate of 9%, maturing March 1999 ...............................................       230,639          -


    Other long-term obligations......................................................       184,878       184,157
                                                                                         ----------    ----------
                                                                                          4,515,371     4,192,431
    Less current portion.............................................................      (715,289)   (1,066,283)
                                                                                         ----------    ----------
                                                                                         $3,800,082     3,126,148
                                                                                         ----------    ----------
                                                                                         ----------    ----------

Aggregate maturities of long-term obligations as of December 31, 1997, are as follows:

YEAR ENDED
DECEMBER 31,
------------
  1998...........................................................................                   $   715,289
  1999...........................................................................                       489,086
  2000...........................................................................                       331,691
  2001...........................................................................                       358,501
  2002...........................................................................                       374,996
  Thereafter.....................................................................                     2,245,808
                                                                                                     ------------
                                                                                                    $ 4,515,371
                                                                                                     ------------
                                                                                                     ------------

F.       LEASES

         The Company is a party to a number of leases, as described below.

         As lessee, the Company leases certain Grease Monkey Center sites and office space under operating lease agreements. Lease terms range from one to twenty years. The Company pays the property taxes, insurance, and maintenance costs related to the leased property where applicable. Rent expense under operating leases was $2,565,414 for 1997, $2,524,578 for 1996 and $2,274,542 for
1995.

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

         As lessor, the Company sublets 30 sites to franchisees and third parties. The typical sublease period coincides with the primary lease term, and some leases contain renewal options. The franchisees or tenants pay the property taxes, insurance and maintenance costs related to the leased property. Certain of the subleases are accounted for as direct financing leases. In those cases where the Company subleases only land, or the lease or sublease does not meet the criteria for capitalization, the sublease is accounted for as an operating lease.

         The Company has guaranteed leases for six of its franchisees. At December 31, 1997, the aggregate contingent liability under the lease guarantees amounted to approximately $1,557,281.

         Future minimum commitments under leasing arrangements for Grease Monkey Centers at December 31, 1997, are as follows:

                                                      PAYABLE AS LESSEE        RECEIVABLE AS LESSOR
                                                  ------------------------   ------------------------
                YEARS ENDED                         CAPITAL      OPERATING     CAPITAL     OPERATING
                DECEMBER 31,                         LEASES        LEASES       LEASES       LEASES
                ------------                      ------------  -----------  ----------   -----------
1998 ...........................................  $ 1,254,523    2,057,782     541,629       909,240
1999 ...........................................    1,262,203    1,974,959     551,508       846,200
2000 ...........................................    1,290,483    1,924,611     581,818       868,048
2001 ...........................................    1,299,355    1,828,444     584,685       845,139
2002 ...........................................    1,257,554    1,789,534     542,944       794,074
Thereafter .....................................    5,866,231    7,308,635   2,724,877     3,340,945
                                                  -----------   ----------  ----------     ---------
Total minimum commitments ......................   12,230,349   16,883,965   5,527,461     7,603,646
Less portion representing interest .............   (4,917,145)  ----------  (2,167,959)    ---------
                                                  -----------   ----------  ----------     ---------
Present value of net minimum commitments .......    7,313,204                3,359,502
Less current portion ...........................     (464,955)                (204,921)
                                                  -----------               ----------
Non-current portion ............................  $ 6,848,249                3,154,581
                                                  -----------               ----------
                                                  -----------               ----------

Amounts capitalized for Centers under capital leases are included in buildings (primarily representing Company Centers) and as the net investment in direct financing leases (representing centers subleased to franchisees). The following is a summary of Grease Monkey Centers under capital leases included in buildings:

                                         DECEMBER 31,
                                  ------------------------
                                     1997          1996
                                  -----------   ----------
Buildings ......................  $ 4,595,274    3,877,414
Less accumulated depreciation ..   (1,481,383)  (1,209,035)
                                  -----------   ----------
                                  $ 3,113,891    2,668,379
                                  -----------   ----------
                                  -----------   ----------

         Interest expense attributable to leases for Centers sublet to franchisees is included in leasing expense in the accompanying financial statements. Interest expense attributable to capital leases of Company Centers is included in interest expense in the accompanying financial statements and amounted to $369,233, $364,041 and $360,783 in 1997, 1996 and
1995, respectively.

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

         On January 20, 1997, Charles E. Steinbrueck, President and Chief Executive Officer, entered into an agreement to purchase from the Company 190,476 shares of restricted common stock of the Company at $1.3125, the last trade price on January 20, 1997, for a total consideration of $250,000.

         The Company's Series C, 6% cumulative, Preferred stock is redeemable at the option of the Company upon 60 days prior written notice. At the option of the holder, at any time prior to the close of business on the redemption date, each share of Series C Preferred stock, plus any accumulated unpaid dividends, may be converted into shares of common stock at a conversion price of $2.50 per share of common stock. During 1995, 1,247 shares of Series C Preferred stock were converted into 49,863 shares of common stock and related dividends of $9,942 were paid in cash. During 1996, 62 shares of Series C Preferred stock were converted into 2,480 shares of common stock and related dividends of $729 were paid in cash. During 1997, there were no conversions of Preferred stock into common stock. As of December 31, 1997, accumulated unpaid dividends totaled $506,946.

         On August 5, 1991, the Company issued warrants to purchase 500,000 shares of its common stock for $1.50 per share to First of September Corporation, the Company's majority shareholder. In exchange, First of September Corporation provided the Company with a $750,000 line of credit which was repaid on March 23, 1994, and canceled. The warrants were to expire on August 4, 1996, but were extended in March 1996 by the Board of Directors to August 4, 1998, as consideration for First of September Corporation's agreement to cooperate in an equity and debt financing, then under consideration. The increase in the estimated fair value of the warrants of $54,000 was recorded as an increase in stockholder's equity and deferred offering costs. The offering costs were subsequently written off when the proposed financing was abandoned. On June 30, 1997, First of September Corporation was dissolved and any ownership of the Company's common stock, preferred stock and the warrants mentioned previously were transferred to First of September Corporation's shareholders.

         The Company has an employee deferred compensation 401(k) plan and matches employee contributions to this plan in an amount equal to 50% of the employees' contribution, up to a maximum of 6% of the employees' compensation. The Company's contribution is paid with its $0.03 par value common stock (net of forfeitures) valued at market on the date of the contribution. During 1997, 1996 and 1995, the Company contributed 33,234, 40,616, and 11,542 shares to this plan at an average of $1.36, $1.14 and $1.82 per share, respectively.

         At December 31, 1997, the Company has three stock-based compensation plans. Under the terms of the 1986 and 1993 Plan, the Company may grant incentive stock options to officers and employees on terms and conditions determined by the Option Committee. Options are granted at an exercise price equal to market value on the date of the grant, are exercisable immediately, expire five years from the date of grant and expire upon termination of employment. The 1986 Plan reserved 66,667 shares and the 1993 Plan reserved 300,000 shares for grant under the Plan. No further options can be granted under the 1986 Plan. Under the terms of the 1994 Plan, the Company may grant to officers, directors, consultants and employees, on terms and conditions determined by the Option Committee, incentive stock options, cash awards, stock bonuses or stock appreciation rights. Options granted under the 1994 Plan cannot be exercisable for more than ten years and the exercise price must be at least 100% of the fair market value of the Company's common stock on the date of the grant. The 1994 Plan originally reserved 500,000 shares for grant or awards under the Plan. In June 1997, the Company's shareholders approved an additional 500,000 shares.

         On January 20, 1997, five year options to purchase 650,000 shares of the Company's common stock at $1.31 per share were granted to Charles E. Steinbrueck, President and Chief Executive Officer. These options vest upon certain performance criteria being achieved and were not granted under the Company's qualified stock option plans. At December 31, 1997, 200,000 of these options had vested, and are included in the calculation of compensation costs.

         The Company applies APB Opinion No. 25 and the related
Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans or the performance based options. Had compensation cost for the Company's stock-based compensation plans been determined consistent with FASB No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the proforma amounts indicated below:

                                                 1997          1996
                                             ------------   ----------
Net income (loss)      As Reported
                        (net of preferred
                         stock dividends)    $(1,283,964)   $(702,889)
                       Pro forma             $(1,408,445)   $(750,717)
Earnings (loss)
per common share       As Reported           $      (.29)   $   (0.16)
                       Pro forma             $      (.32)   $   (0.17)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996; no dividend yield; expected volatility approximating 50% percent; risk free interest rate of approximately 6 percent; and expected lives of five years.

         A summary of the status of the Company's three fixed stock option plans as of December 31, 1997, 1996 and 1995, and changes during the years ended on those dates is presented below:

                                                    SHARES        WEIGHTED
                                                  OUTSTANDING      AVERAGE
                                       SHARES         AND         EXERCISE
                                      RESERVED    EXERCISABLE       PRICE
                                     ----------   -----------     ---------
Balances at December 31, 1994 ...      833,333      291,767          2.19
   Granted ......................         -         577,666          1.82
   Canceled .....................         -        (332,767)(1)      2.20
                                     ----------    ---------         ----
Balances at December 31, 1995 ...      833,333      536,666          1.79
   Granted ......................         -         182,200          1.07
   Canceled .....................         -         (52,633)         1.62
   Expired ......................         (133)        -               -
                                     ----------    ---------         ----
Balances at December 31, 1996 ...      833,200      666,233          1.60
   Additional shares reserved ...      500,000         -               -
   Granted ......................         -         100,000          1.31
   Exercised ....................      (30,000)     (30,000)         1.09
   Canceled .....................         -        (103,634)         1.75
   Expired ......................      (10,000)        -               -
                                     ----------    ---------         ----
Balances at December 31, 1997 ...    1,293,200      632,599          1.56
                                     ----------    ---------         ----
                                     ----------    ---------         ----

                                        1997          1996
                                     ----------    ---------
Weighted-average fair value of
   options granted during the
   year .........................      $0.66          $0.42

(1) Includes 291,666 of previously granted options with exercise prices of $1.88 to $2.53 per share, which were canceled and a corresponding number of options granted at $1.75 per share.

The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                          OPTIONS OUTSTANDING AND EXERCISABLE
                    ----------------------------------------------
                                         WEIGHTED-
                         NUMBER           AVERAGE        WEIGHTED-
                    OUTSTANDING AND      REMAINING        AVERAGE
RANGE OF             EXERCISABLE AT     CONTRACTUAL       EXERCISE
EXERCISE PRICES         12/31/97           LIFE            PRICE
---------------     ---------------     -----------      ---------
  $1.06 - 1.17           143,200         3.63 years        $1.07
          1.31           100,000         4.05               1.31
   1.59 - 1.75           319,399         2.57               1.71
          2.22            70,000         2.30               2.22
                         -------
   1.06 - 2.22           632,599         3.02               1.56
                         -------
                         -------

H.       GENERAL AND ADMINISTRATIVE EXPENSES

         The following is a summary of general and administrative expenses:

                                                                  YEARS ENDED DECEMBER 31,
                                                        -------------------------------------------
                                                            1997            1996             1995
                                                        -----------      ---------        ---------
Salaries, wages and personnel expenses ...............  $ 2,213,721      2,007,997        1,992,406
Travel and entertainment expenses ....................      374,664        375,460          357,140
Office expenses ......................................      631,062        648,552          611,998
Franchise development and training expenses ..........      121,467         48,555           55,139
Franchise sales and promotional expenses .............       98,875         90,276           30,610
Terminated projects ..................................       12,644        206,469           26,250
Litigation, including legal fees and related costs ...      137,612        344,139          106,176
Professional fees - legal, tax and accounting ........      233,909        145,733          166,306
Company-owned Centers division overhead ..............      819,146        678,476          564,719
Loss on sale of assets/asset impairment ..............       65,558          1,110            9,886
Consultant agreement/severance expenses ..............      459,420           -                -
Other ................................................      214,395        193,614          189,536
                                                        -----------      ---------        ---------
   Total general and administrative expenses .........  $ 5,382,473      4,740,381        4,110,166
                                                        -----------      ---------        ---------
                                                        -----------      ---------        ---------

I.       INCOME TAXES

         In 1997, the deferred tax benefit that otherwise would have been provided for was offset by an increase in the valuation allowance of $447,000. In 1996, the deferred tax benefit that otherwise would have been provided for was offset by an increase in the valuation allowance of $184,000. In 1995, deferred income taxes that would otherwise have been provided for were offset by recognizing the benefit of a portion of the existing net deferred tax assets and reducing the valuation allowance by $116,000.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996, are presented below:

                                                                              DECEMBER 31,
                                                                ---------------------------------------
                                                                       1997                   1996
                                                                -----------------      ----------------
Deferred tax assets:
   Accounts and notes receivable, principally due to
      the allowance for doubtful accounts .  .  .  .  .  .  .   $         143,000                49,000
   Property and equipment, principally due to
      differences in basis and depreciation  .  .  .  .  .  .             630,000               570,000
   Goodwill .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .             247,000               215,000
   Deferred franchise sales revenue, due to deferral
      for financial reporting purposes .  .  .  .  .  .  .  .             370,000               340,000
   Other .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .             211,000                62,000
   Net operating loss carry-forwards   .  .  .  .  .  .  .  .           1,548,000             1,474,000
                                                                -----------------      ----------------
     Total gross deferred tax assets   .  .  .  .  .  .  .  .           3,149,000             2,710,000
     Less valuation allowance .  .  .  .  .  .  .  .  .  .  .          (3,078,000)           (2,631,000)
                                                                -----------------      ----------------
     Net deferred tax assets  .  .  .  .  .  .  .  .  .  .  .              71,000                79,000
                                                                -----------------      ----------------
Deferred tax liabilities:
    Deferred franchising costs, due to deferral for
       financial reporting purposes .  .  .  .  .  .  .  .  .             (71,000)              (79,000)
                                                                -----------------      ----------------
       Total gross deferred tax liabilities  .  .  .  .  .  .             (71,000)              (79,000)
                                                                -----------------      ----------------
       Net deferred tax liability   .  .  .  .  .  .  .  .  .   $            -                     -
                                                                -----------------      ----------------
                                                                -----------------      ----------------

         The valuation allowance as of December 31, 1997 and 1996 represents deferred tax assets that, based on the Company's earnings history and uncertainty regarding the timing of recognition, may not be realized.

         The Company has net operating loss carry-forwards at December 31, 1997, of approximately $4,100,000 for income tax purposes. The net operating loss carry-forwards expire between 2002 and 2012. As a result of change in control of the Company in March of 1991, approximately $900,000 of the net operating loss carry-forward is subject to limitations. The Company is limited to utilizing approximately $50,000 of such carry-forward annually.

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

K.       SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION

         The following table sets forth, by period, the amount and nature of amounts paid and received for the acquisition, sale (refranchising) and closure of Company-owned Centers:

                                                                                YEARS ENDED DECEMBER 31,
                                                        -------------------------------------------------------------------------
                                                               1997                        1996                        1995
                                                        -------------------        -------------------        -------------------
Acquisition of Centers:
   Number of Centers purchased  .   .   .   .   .   .                     3                          2                          1
                                                        -------------------        -------------------        -------------------
                                                        -------------------        -------------------        -------------------

   Number of Centers foreclosed .   .   .   .   .   .                  -                             5                        -
                                                        -------------------        -------------------        -------------------
                                                        -------------------        -------------------        -------------------

   Receivables applied (net of related
      allowance)    .   .   .   .   .   .   .   .   .   $            18,430                    251,328                        -
   Liabilities assumed  .   .   .   .   .   .   .   .               370,835                  1,218,962                        -
   Cash paid    .   .   .   .   .   .   .   .   .   .               688,191                    394,389                    870,388
                                                        -------------------        -------------------        -------------------
   Cost of assets acquired  .   .   .   .   .   .   .   $         1,077,456                  1,864,679                    870,388
                                                        -------------------        -------------------        -------------------
                                                        -------------------        -------------------        -------------------

Sales:
   Number of Centers refranchised/closed    .   .   .                     6*                         5                          3
                                                        -------------------        -------------------        -------------------
                                                        -------------------        -------------------        -------------------

   Cash received    .   .   .   .   .   .   .   .   .   $           116,901                     75,354                    123,233
   Notes received   .   .   .   .   .   .   .   .   .                26,800                    124,777                     41,993
   Liabilities assumed by purchaser .   .   .   .   .                40,875                     39,750                     40,000
   Loss (gain) on sale  .   .   .   .   .   .   .   .               327,850                     58,421                    (31,705)
   Operating and marketing subsidies
     granted to purchaser   .   .   .   .   .   .   .                  -                       (97,750)                      -
   Franchise fees   .   .   .   .   .   .   .   .   .                14,000                     28,000                     53,000
   Franchise costs  .   .   .   .   .   .   .   .   .                  -                        (5,000)                    (7,500)
   Liability assumed by seller  .   .   .   .   .   .                  -                          -                        (5,000)
                                                        -------------------        -------------------        -------------------
   Net book value of Centers
      refranchised/closed   .   .   .   .   .   .   .   $           526,426                    223,552                    214,021
                                                        -------------------        -------------------        -------------------
                                                        -------------------        -------------------        -------------------

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

K.       SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION (CONTINUED)

         During the year ended December 31, 1997, there were the following non-cash transactions: the Company issued 33,234 shares of stock at an average value of $1.36 per share in accordance with its matching requirement under the Company's 401(k) plan; the Company wrote off a direct financing lease receivable and the corresponding capital lease obligation of $153,316 based on the franchisee renegotiating the lease resulting in the Company being released from the lease; a capital lease obligation of $386,045 was recorded; and a direct financing lease receivable and the corresponding capital lease obligation of $83,619 was written off based on the sale of the related Center to a third party. As a result of the sale, the landlord reduced the Company's obligation from a primary lessor to a guarantor.

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

L.       EARNINGS PER SHARE

         In February 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (Statement No. 128) effective for periods ending after December 15, 1997. Statement No. 128 changes the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. Under such requirements, the Company is required to present both basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by all dilutive potential common shares outstanding during the period. The Company adopted the provisions of Statement No. 128 as of December 31, 1997. As prescribed by Statement No. 128, the Company has restated prior periods' earnings per share of common stock, including interim earnings per share of common stock, in the period of adoption. Such amounts are as follows:

                         YEAR ENDED
                         DECEMBER 31,                   QUARTER ENDED - 1996                      QUARTER ENDED - 1997
                       --------------    ------------------------------------------------   -----------------------------------
                        1995    1996      March 31      June 30     Sept. 30     Dec. 31     March 31     June 30     Sept. 30
                       --------------    --------------------------------------------------------------------------------------
Earnings per share      0.03   (0.16)    (0.04)         (0.02)          *        (0.10)      (0.11)       0.07        (0.07)
of common stock as
previously reported

Basic earnings          0.03   (0.16)    (0.04)         (0.02)          *        (0.10)      (0.11)       0.08        (0.07)
per share of
common stock


Diluted earnings        0.03   (0.16)    (0.04)         (0.02)          *        (0.10)      (0.11)       0.07        (0.07)
per share of
common stock

* Less than $.01 per share

The following is a reconciliation between the basic and diluted earnings per common share for income (loss) as calculated under SFAS No. 128.

                                                                   FOR THE YEAR ENDED
                       ---------------------------------------------------------------------------------------------------------
                                DECEMBER 31, 1997                   DECEMBER 31, 1996                   DECEMBER 31, 1995
                          INCOME       EPS      SHARES         INCOME      EPS      SHARES         INCOME      EPS      SHARES
                       ------------  -------  ----------     ----------  -------  ----------     ----------  -------  ----------
Income (loss)           (1,158,586)                           (577,123)                            238,190
Preferred dividends       (125,378)                           (125,766)                           (126,632)
                       ---------------------------------     -------------------------------     -------------------------------
Basic EPS               (1,283,964)   (0.29)   4,390,116      (702,889)   (0.16)   4,361,163       111,558     0.03    4,354,680
Effects of dilutive
securities:
   Common stock                                                                                                          109,083
      equivalents
Convertible Preferred                                                                                   **                    **
   Stock
                       ---------------------------------     -------------------------------     -------------------------------
Diluted EPS             (1,283,964)   (0.29)   4,390,116      (702,889)   (0.16)   4,361,163       111,558     0.03    4,463,763
                       ---------------------------------     -------------------------------     -------------------------------
                       ---------------------------------     -------------------------------     -------------------------------

Options to purchase 70,000 shares of common stock were outstanding at December 31, 1997, but not included in the computation of Diluted EPS, because the options' exercise price exceeded the average market price of the Company's common stock during 1997.

** Antidilutive

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

              (d)  Articles of Amendment to the Articles of
                   Incorporation filed August 15, 1996, incorporated by
                   reference to the Quarterly Report on form 10-QSB for
                   the quarter ended June 30, 1996.                               N/A

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

     10.      Material Contracts.

              (a)  1986 Incentive Stock Option Plan, incorporated by
                   reference to the Annual Report on Form 10-KSB for the
                   fiscal year ended December 31, 1993.                          N/A

              (b)  1993 Incentive Stock Option Plan, incorporated by
                   reference to the Annual Report on Form 10-KSB for the
                   fiscal year ended December 31, 1994.                          N/A

              (c)  Amendment to 1993 Incentive Stock Option Plan,
                   incorporated by reference to the Annual Report
                   on Form 10-KSB for the fiscal year ended
                   December 31, 1996.                                            N/A


              (d)  1994 Stock Incentive Plan, incorporated by reference
                   to the Annual Report on Form 10-KSB for the fiscal
                   year ended December 31, 1994.                                 N/A

              (e)  Amendment to 1994 Stock Incentive Plan, incorporated
                   by reference to the Annual Report on Form 10-KSB for
                   the fiscal year ended December 31, 1996.                      N/A

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

              (h)  Current form of Grease Monkey Franchise Agreement
                   currently in effect.                                           --

              (i)  Mobil Oil Company Supply Contract dated February 24,
                   1993, for Center #234 (similar contract form used for
                   all centers), incorporated by reference to Annual
                   Report on Form 10-KSB for the fiscal year ended
                   December 31, 1992.                                            N/A

              (j)  Business Loan Agreement with Bank of America for
                   $2,000,000 three year line of credit, incorporated by
                   reference to the Annual Report on Form 10-KSB for the
                   fiscal year ended December 31, 1996.                          N/A

              (k)  Consultant Agreement between Grease Monkey Holding
                   Corporation and Rex L. Utsler, incorporated by
                   reference to the Annual Report on Form 10-KSB for the
                   fiscal year ended December 31, 1996.                          N/A

              (l)  $5,000,000 Loan Agreement with Citicorp Leasing,
                   Inc., incorporated by reference to the Quarterly
                   Report on Form 10-QSB for the period ended
                   September 30, 1997.                                           N/A

              (m)  Master Supply Contract dated September 29, 1997,
                   with Mobil Oil Corporation.                                    --


              (n)  Employment Agreement dated March 12, 1998, with Charles E.
                   Steinbrueck.                                                   --

              (o)  Employment Agreement dated January 30, 1998, with Gary L.
                   Wofford.                                                       --

              (p)  Employment Agreement dated January 30, 1998, with Dana
                   Klapper Cohen.                                                 --

     21.      Subsidiaries of the Registrant.

              (a) Grease Monkey International, Inc., incorporated in the State of Colorado (100% owned).

              (b)  GM Properties, Inc., incorporated in the State of
                   Colorado (100% owned).

              (c)  Grease Monkey de Mexico SA de CV., incorporated in
                   Mexico (100% owned).


     23.      Consent of Experts and Counsel.

              (a)  Consent of KPMG Peat Marwick LLP.                              --

     27.1     Financial Data Schedule - 1997.                                     --

     27.2     Financial Data Schedule - 1996 and 1995 annual periods restated.    --