Form 10QSB
period 1998-03-31
GREASE MONKEY HOLDING CORP
filed 1998-05-14
CIK 350179

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB


         (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998



         ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

                         Commission File Number 000-9812


                        GREASE MONKEY HOLDING CORPORATION
        (Exact name of small business issuer as specified in its charter)

          Utah                                           87-0321320
--------------------------------              ---------------------------------
  (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

                        216 16th Street Mall, Suite 1100
                             Denver, Colorado  80202
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

                               Yes  X       No
                                  -----       -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                  Outstanding at
                    Class                           May 4, 1998
          -----------------------------          ----------------
          Common Stock, $0.03 par value          4,646,805 shares

Transitional Small Business Disclosure Format          Yes       No  X
                                                          -----    -----

                        GREASE MONKEY HOLDING CORPORATION

                        COMMISSION FILE NUMBER:  000-9812

                          QUARTER ENDED MARCH 31, 1998


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


     Legal Proceedings . . . . . . . . . . . . . . . . . . . .  Page 15

     Exhibits and Reports on Form 8-K. . . . . . . . . . . . .  Page 15

     Signatures. . . . . . . . . . . . . . . . . . . . . . . .  Page 16

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                 -----------------------------
                                                     1998               1997
                                                 ----------          ---------
Operating Revenue:
  Royalty fees  . . . . . . . . . . . . . . . .  $  742,283            777,490
  Franchise sales - center openings                       -             15,480
  Product and equipment revenue . . . . . . . .     180,929            165,774
  Sales by Company-owned Centers. . . . . . . .   3,698,874          3,583,654
  Leasing revenue . . . . . . . . . . . . . . .     328,699            389,068
  Other . . . . . . . . . . . . . . . . . . . .      18,916             21,181
                                                 ----------          ---------

                                                  4,969,701          4,952,647
                                                 ----------          ---------
Operating Expenses:
  Franchise costs - center openings . . . . . .       5,500              3,964
  Product and equipment costs . . . . . . . . .      82,593             43,340
  Company-owned Centers . . . . . . . . . . . .   3,167,710          3,068,684
  Leasing expense . . . . . . . . . . . . . . .     356,636            371,994
  General and administrative expenses . . . . .   1,272,904          1,528,648
  Provision for credit losses . . . . . . . . .      42,500             29,563
  Depreciation. . . . . . . . . . . . . . . . .     165,749            161,736
  Amortization. . . . . . . . . . . . . . . . .      71,333             65,283
                                                 ----------          ---------

                                                  5,164,925          5,273,212
                                                 ----------          ---------

Operating loss. . . . . . . . . . . . . . . . .    (195,224)          (320,565)
                                                 ----------          ---------

Other income (expense):
  Gain (loss) on sale/disposition/closure of
    centers . . . . . . . . . . . . . . . . . .     (50,512)            (5,982)
  Undeveloped franchise licenses canceled . . .      31,983                -
  Interest income . . . . . . . . . . . . . . .      11,235             21,653
  Interest expense  . . . . . . . . . . . . . .    (213,717)          (172,051)
                                                 ----------          ---------

                                                   (221,011)          (156,380)
                                                 ----------          ---------

Net loss  . . . . . . . . . . . . . . . . . . .  $ (416,235)          (476,945)
                                                 ----------          ---------
                                                 ----------          ---------

Loss per common share (Note 5)  . . . . . . . .  $    (0.10)             (0.11)
                                                 ----------          ---------
                                                 ----------          ---------

Loss per common share - assuming dilution
  (Note 5). . . . . . . . . . . . . . . . . . .  $    (0.10)             (0.11)
                                                 ----------          ---------
                                                 ----------          ---------

Weighted average shares outstanding . . . . . .   4,641,805          4,537,823
                                                 ----------          ---------
                                                 ----------          ---------

                                  (UNAUDITED)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31,      DECEMBER 31,
ASSETS                                                          1998             1997
------                                                       -----------     ------------
Current Assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .  $    67,429         182,214
  Restricted cash . . . . . . . . . . . . . . . . . . . . .       25,000           -
  Accounts receivable, net of allowance for
    doubtful accounts of $517,294 at March 31, 1998, and
    $478,553 at December 31, 1997 . . . . . . . . . . . . .    1,149,416       1,212,014
  Current portion of notes receivable,
    net of allowance for uncollectible amounts. . . . . . .      332,509         318,658
  Current portion of net investment
    in direct financing leases  . . . . . . . . . . . . . .      203,457         204,921
  Inventories . . . . . . . . . . . . . . . . . . . . . . .      777,874         758,116
  Prepaid expenses and supplies . . . . . . . . . . . . . .      163,590         113,648
                                                             -----------      ----------

    TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . .    2,719,275       2,789,571
                                                             -----------      ----------

Property and Equipment, at Cost, Pledged:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . .      543,838         543,838
  Buildings (including buildings under capital leases). . .    6,199,069       6,430,000
  Furniture and fixtures. . . . . . . . . . . . . . . . . .      539,200         536,329
  Leasehold improvements. . . . . . . . . . . . . . . . . .      738,795         718,672
  Machinery and equipment . . . . . . . . . . . . . . . . .    1,758,717       1,774,196
                                                             -----------      ----------
                                                               9,779,619      10,003,035

  Less accumulated depreciation and
    amortization  . . . . . . . . . . . . . . . . . . . . .   (4,077,894)     (3,985,940)
                                                             -----------      ----------

    NET PROPERTY AND EQUIPMENT. . . . . . . . . . . . . . .    5,701,725       6,017,095
                                                             -----------      ----------

Other Assets:
  Net investment in direct financing leases . . . . . . . .    3,272,668       3,154,581
    Notes receivable, net of allowance for uncollectible
    amounts . . . . . . . . . . . . . . . . . . . . . . . .      235,129         225,177
  Deferred franchising costs. . . . . . . . . . . . . . . .      194,265         189,528

  Goodwill and covenants not to compete, net of accumulated
    amortization of $1,274,030 at March 31, 1998, and
    $1,215,026 at December 31, 1997 . . . . . . . . . . . .    2,533,049       2,688,103
  Other assets, net of accumulated amortization of $177,788
    at March 31, 1998, and $167,145 at December 31, 1997. .      982,665         333,795
                                                             -----------      ----------

    TOTAL OTHER ASSETS  . . . . . . . . . . . . . . . . . .    7,217,776       6,591,184
                                                             -----------      ----------

                                                             $15,638,776      15,397,850
                                                             -----------      ----------
                                                             -----------      ----------

                                  (UNAUDITED)
                           (continued on next page)

              GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                         MARCH 31,     DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                       1998           1997
------------------------------------                    -----------    -----------
Current Liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . .   $ 1,452,780      1,400,633
  Accrued salaries and wages  . . . . . . . . . . . .       260,731        195,787
  Other accrued liabilities . . . . . . . . . . . . .       432,780        371,143
  Current portion of long-term obligations  . . . . .       814,774        715,289
  Current portion of obligations
    under capital leases  . . . . . . . . . . . . . .       475,764        464,955
                                                        -----------     ----------

    TOTAL CURRENT LIABILITIES . . . . . . . . . . . .     3,436,829      3,147,807
                                                        -----------     ----------

Long-term Obligations . . . . . . . . . . . . . . . .     4,286,268      3,800,082

Obligations Under Capital Leases  . . . . . . . . . .     6,732,027      6,848,249

Deferred Franchise Sales Revenue  . . . . . . . . . .       969,470        985,470

Stockholders' Equity:
  Series C Preferred stock, stated value of $100.00
    per share, 20,896 shares issued and outstanding
    at March 31, 1998 and December 31, 1997 . . . . .     2,089,638      2,089,638
  Common stock, par value $.03, 20,000,000
    shares authorized, 4,646,805 and 4,633,570
    shares issued and outstanding at March 31, 1998
    and December 31, 1997, respectively . . . . . . .       139,404        139,007
  Capital in excess of par value  . . . . . . . . . .     6,211,658      6,197,880
  Accumulated deficit . . . . . . . . . . . . . . . .    (8,226,518)    (7,810,283)
                                                        -----------     ----------

      TOTAL STOCKHOLDERS' EQUITY  . . . . . . . . . .       214,182        616,242

  Commitments and Contingencies . . . . . . . . . . .
                                                        -----------     ----------
                                                        $15,638,776     15,397,850
                                                        -----------     ----------
                                                        -----------     ----------

                                  (UNAUDITED)

              GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                Preferred Stock                Common Stock
                             ---------------------  -----------------------------------
                                                                            Capital in
                             Number of               Number of                Excess of  Accumulated
                               Shares     Amount       Shares     Amount    Par Value      Deficit       Total
                             ---------  ----------   ---------   --------   -----------  -----------   ----------
Balance at December 31, 1996   20,896   $2,089,638   4,379,860   $131,396    5,877,670   (6,651,697)    1,447,007
Issuance of common stock
 pursuant to employee
 benefit plan. . . . . . . .      -           -         33,234        996       44,262        -            45,258
Issuance of common stock
 upon exercise of employee
 stock options . . . . . . .      -           -         30,000        900       31,663        -            32,563
Issuance of common stock . .      -           -        190,476      5,715      244,285        -           250,000
Net loss . . . . . . . . . .      -           -          -            -          -       (1,158,586)   (1,158,586)
                               ------   ----------   ---------   --------    ---------   ----------    ----------
Balance at December 31, 1997   20,896    2,089,638   4,633,570    139,007    6,197,880   (7,810,283)      616,242
Issuance of common stock
 pursuant to employee
 benefit plan. . . . . . . .      -           -         10,735        322       13,102        -            13,424
Issuance of common stock
 upon exercise of employee
 stock options . . . . . . .      -           -          2,500         75        2,581        -             2,656
Issuance of common stock          -           -          -            -         (1,905)       -            (1,905)
Net loss . . . . . . . . . .      -           -          -            -          -         (416,235)     (416,235)
                               ------   ----------   ---------   --------    ---------   ----------    ----------

Balance at March 31, 1998. .   20,896   $2,089,638   4,646,805   $139,404    6,211,658   (8,226,518)      214,182
                               ------   ----------   ---------   --------    ---------   ----------    ----------
                               ------   ----------   ---------   --------    ---------   ----------    ----------

                                 (UNAUDITED)

              GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     ---------------------------
                                                        1998              1997
                                                     ---------         ---------
Cash flows from operating activities:
  Net loss  . . . . . . . . . . . . . . . . . . . .  $(416,235)        (476,945)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Increase in deferred franchise sales revenue. .     39,000           70,000
    Franchise sales revenue recognized - center
      openings. . . . . . . . . . . . . . . . . . .       -             (15,480)
    Increase in deferred franchising costs. . . . .    (19,927)         (32,798)
    Franchise costs recognized - center openings. .       -               3,964
    Provision for credit losses . . . . . . . . . .     42,500           29,563
    Depreciation and amortization . . . . . . . . .    237,082          227,019
    Undeveloped franchise licenses canceled . . . .    (31,983)           -
    (Gain) loss on sale/disposition/closure of
      centers . . . . . . . . . . . . . . . . . . .     36,767            2,814
    Accrual of Consultant Agreement . . . . . . . .       -             357,113
    Other, net. . . . . . . . . . . . . . . . . . .      1,453            3,469
    Change in assets and liabilities:
      Increase in accounts receivable . . . . . . .    (45,343)         (95,102)
      Decrease in notes receivable. . . . . . . . .     18,873           21,702
      Decrease (increase) in inventories. . . . . .    (32,257)          34,743
      Decrease (increase) in prepaid expenses and
        supplies. . . . . . . . . . . . . . . . . .    (49,942)          15,429
      Increase (decrease) in accounts payable . . .     52,150          (83,116)
      Increase in accrued salaries and wages
        and other liabilities . . . . . . . . . . .    140,006           43,311
                                                     ---------         --------
   Net cash provided by (used in) operating
     activities . . . . . . . . . . . . . . . . . .  $ (27,856)         105,686
                                                     ---------         --------


                                  (UNAUDITED)
                            (continued on next page)

                GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                      -------------------------
                                                        1998             1997
                                                      ---------       ---------
Cash flows from investing activities:
  Principal receipts on direct financing leases . .   $  44,219         49,789
  Acquisition of centers  . . . . . . . . . . . . .        -          (549,919)
  Sale of centers . . . . . . . . . . . . . . . . .     115,450         16,770
  Capital expenditures  . . . . . . . . . . . . . .     (30,192)       (26,052)
  Increase in projects and development. . . . . . .    (595,927)          -
  Increase in other assets. . . . . . . . . . . . .     (63,588)       (45,188)
                                                      ---------       --------
      Net cash used in investing activities . . . .    (530,038)      (554,600)
                                                      ---------       --------

Cash flows from financing activities:
  Proceeds from long-term obligations . . . . . . .     710,500        425,000
  Principal payments on long-term obligations . . .    (140,729)      (128,141)
  Principal payments on capital lease
    obligations . . . . . . . . . . . . . . . . . .    (105,955)       (97,755)
  Issuance of common stock. . . . . . . . . . . . .         751        108,656
  Decrease (increase) in restricted cash. . . . . .     (25,000)        34,420
  Increase (decrease) in lease deposit obligations.       3,542         (1,000)
                                                      ---------       --------

      Net cash provided by financing activities . .     443,109        341,180
                                                      ---------       --------

Net decrease in cash  . . . . . . . . . . . . . . .    (114,785)      (107,734)

Cash, beginning of period . . . . . . . . . . . . .     182,214        324,745
                                                      ---------       --------

Cash, end of period . . . . . . . . . . . . . . . .   $  67,429        217,011
                                                      ---------       --------
                                                      ---------       --------
Supplemental disclosures of cash flow
  information -
    Cash paid during the period for interest  . . .   $ 320,416        283,589
                                                      ---------       --------
                                                      ---------       --------

                                  (UNAUDITED)

              GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary in order to make the financial statements not misleading.

2. Grease Monkey Holding Corporation ("GMHC") and its wholly-owned subsidiaries, Grease Monkey International, Inc. ("GMI"), Grease Monkey de Mexico SA de CV ("GMM") and GM Properties, Inc. ("GMP") are collectively referred to as the "Company". The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1998.

3. The results for the three-month period ended March 31, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year of 1998.

4.   STOCKHOLDERS' EQUITY
     On January 20, 1997, Charles E. Steinbrueck, President and Chief Executive Officer, entered into an agreement to purchase from the Company 190,476 shares of restricted common stock at $1.3125, the last trade price on January 20, 1997, for a total consideration of $250,000.

     The Company's Series C, 6% cumulative, Preferred stock is redeemable at the option of the Company upon 60 days prior written notice. At the option of the holder, at any time prior to the close of business on the redemption date, each share of Series C Preferred stock, plus any accumulated unpaid dividends, may be converted into shares of common stock at a conversion price of $2.50 per share of common stock. On March 31, 1998, accumulated unpaid dividends totaled $537,861.

     The Company has an employee deferred compensation 401(k) plan and matches employee contributions to this plan in an amount equal to 50% of the employees' contribution, up to a maximum of 6% of the employees' compensation. The Company's contribution is paid with its $0.03 par value common stock (net of forfeitures) valued at market on the date of the contribution. During the first three months of 1998 and 1997, the Company contributed 10,735 and 14,716 shares to this plan at an average of $1.25 and $0.86 per share, respectively.

5.   EARNINGS (LOSS) PER SHARE
     Effective for periods ending after December 15, 1997, earnings loss per common share (EPS) is computed using Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 established standards for computing and presenting EPS and supersedes all prior EPS guidance found in APB Opinion 15. Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if

                                  (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES securities or other contracts to issue common stock were exercised or converted into common shares. All prior periods have been restated to conform with SFAS No. 128. The following is a reconciliation between the basic and diluted earnings per common share for income (loss) as calculated under SFAS No. 128.

                                          FOR THE QUARTER ENDED
                      ----------------------------------------------------------
                             MARCH 31, 1998                MARCH 31, 1997

                       INCOME     EPS     SHARES     INCOME     EPS     SHARES
                      ----------------------------  ----------------------------
Income (loss)         (416,235)                     (476,945)

Preferred dividends    (30,915)                      (30,915)

                      ----------------------------  ----------------------------
Basic EPS             (447,150)  (0.10)  4,641,805  (507,860)  (0.11)  4,537,823

Effects of dilutive
securities:

Common stock
equivalents

Convertible
Preferred Stock
                      ----------------------------  ----------------------------
Diluted EPS           (447,150)  (0.10)  4,641,805  (507,860)  (0.11)  4,537,823
                      ----------------------------  ----------------------------
                      ----------------------------  ----------------------------

6.   CONTINGENCIES
     The Company is a party to legal proceedings including claims by franchisees against the Company that arise in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material effect on the financial condition, results of operations or cash flows of the Company.

7.   COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items that are recognized under accounting standards as components of comprehensive income be reported in an annual financial statement displayed with the same prominence as other annual financial statements. Condensed financial statements of interim periods are to include a total for comprehensive income. The Company's total comprehensive income (loss) did not differ from its net loss.

                                  (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

8.   SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION

The following table sets forth, by period, the amount and nature of amounts paid and received for the acquisition, sale (refranchising) and closure of Company-owned Centers.

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                   -----------------------
                                                     1998           1997
                                                   --------         ------
Acquisition of Centers:
  Number of Centers purchased . . . . . . . . . .         -              2
                                                   --------         ------
                                                   --------         ------
  Number of Centers foreclosed  . . . . . . . . .         2              -
                                                   --------         ------
                                                   --------         ------
  Receivables applied (net of
    related allowance). . . . . . . . . . . . . .  $ 30,703          -
  Liabilities assumed . . . . . . . . . . . . . .    38,400        375,337
  Cash paid . . . . . . . . . . . . . . . . . . .     -            549,919
                                                   --------         ------
  Cost of assets acquired . . . . . . . . . . . .  $ 69,103        925,256
                                                   --------         ------
                                                   --------         ------
Sales:
  Number of Centers
    refranchised/sold/closed. . . . . . . . . . .         3              1
                                                   --------         ------
                                                   --------         ------

  Cash received . . . . . . . . . . . . . . . . .  $115,450         16,770
  Notes received/accounts receivable
    granted . . . . . . . . . . . . . . . . . . .    15,769         26,800
  Liabilities assumed by purchaser. . . . . . . .     -             40,875
  Loss on sale  . . . . . . . . . . . . . . . . .    36,767          2,814
                                                   --------         ------
  Net book value of centers
    refranchised/sold/closed. . . . . . . . . . .  $167,986         87,259
                                                   --------         ------
                                                   --------         ------

     During the three months ended March 31, 1998 and 1997, non-cash transactions consisted of the Company issuing 10,735 and 14,716 shares of common stock at an average value of $1.25 and $0.86 per share, respectively, in accordance with its matching requirement under the Company's 401(k) plan. Other non-cash transactions during the first three months of 1998 included a franchise license in the amount of $10,000, net of deferred costs of $2,173, that was canceled and applied to a franchisee's obligation to the Company. Other non-cash transactions during the first three months of 1997 included the sale of 190,476 shares of common stock at $1.3125 per share of which $100,000 was paid in cash and $150,000 was recorded as stock subscriptions receivable.

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

     The Company reported a loss of ($416,235) for the first quarter of 1998, as compared to a loss of ($476,945) for the first quarter of 1997. Total revenue remained relatively constant, increasing by $17,054 or less than 1%.

     Royalty fees are a percentage of gross sales paid monthly by all franchised Grease Monkey Centers. Royalty fee revenue for the first quarter of 1998 decreased by $35,207 or 5% compared to the first quarter of 1997. This decrease is due primarily to a reduction in average number of franchised Centers open during the respective periods. In the first quarter of 1998, an average of 181 franchised Centers were open and operating as compared to 186 Centers in the first quarter of 1997. Factored into this average was the loss of twenty-four mature Centers (includes the acquisition of 4 centers by the Company) offset by the addition of fifteen new Centers. While these mature Centers were replaced in part by the new Centers, the new Centers are in the early stages of development and do not generate the level of sales of a mature Center. Based upon many factors, including the age of amounts owed the Company, the extent of collateralization, and historical performance, the Company may place certain financially troubled franchisees on a non-accrual status. For the first quarter of 1998, estimated royalties of $50,670 were not accrued under this policy, compared to $25,750 for the first quarter of 1997. The Company has a royalty rebate program for franchisees under which eligible franchisees can receive a rebate of royalties paid. For the first quarter of 1998, the rebate accrued under this program was $55,990 compared to $58,945 for the first quarter of 1997. The rebate is recorded as a reduction in royalty revenue.

     The Company recognized franchise sales net revenue of $11,516 during the first quarter of 1997 (representing two centers). Franchise sales revenue represents initial one-time payments received by the Company from buyers of its franchises. The fee and any directly related costs are recognized as revenue and expense when the related franchise center opens for business. There were no center openings during the first quarter of 1998.

     At March 31, 1998, the Company operated 31 Centers as compared to 32 Centers at March 31, 1997. For the first quarter of 1998, the Company reported an operating margin (Company-owned Center sales less expenses, excluding interest, depreciation and amortization) of $531,164 on revenue of $3,698,874 at Company-owned Centers, as compared to an operating margin of $514,970 on revenue of $3,583,654 for the same period last year. This represents an increase of 3% in revenue and 3% in operating margin.

     In the first quarter of 1998, the Company realized marketing allowances and gross margins on product and equipment sales of $98,336, as compared to $122,434 in the first quarter of 1997. Product and equipment revenue represents the sale of fluid dispensing equipment and other supplies to franchisees, and marketing allowances relate to the sale of oil filters, air filters, oil additives, and certain other products.

                                 (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

     General and administrative expenses for the first quarter of 1998 decreased 17% or $255,744 as compared to the first quarter of 1997. The primary factor causing this variance was the accrual of the Company's obligation under a Consultant Agreement with Rex L. Utsler, the Company's former Chairman of the Board, President and Chief Executive Officer in the first quarter of 1997. General and administrative expenses for the first quarter of 1997 included approximately $379,000 related to this agreement. Other contributing factors include: a decrease in the general and administrative expenses at the Company-owned Center Division of approximately $79,000, and a decrease in sales and promotional expenses of approximately $12,000. Offsetting these decreases was an increase in legal fees of approximately $95,000, and an increase in salaries, wages and personnel expenses of approximately $120,000.

     Depreciation and amortization expense for the first quarter of 1998 remained relatively constant over the first quarter of 1997 increasing by 4% or $10,063.

     Gain (loss) on sale/disposition/closure of centers represents the net results of the refranchising/disposal of Company-owned Centers. When the Company refranchises a Center, a franchise license fee is included in the sales price and included in the resulting gain or loss on sale. The loss of ($50,512) for the quarter ended March 31, 1998, represents the closure of a Company-owned Center in 1998, marketing allowances paid based on subsidies granted certain franchisees on the refranchising of Company-owned Centers in 1996, and additional costs incurred in 1998 related to the closure of Company-owned Centers closed in 1997. In addition, a loss was recognized on the sale of a
Company-owned Center to a third party.   The loss of ($5,982) for the quarter
ended March 31, 1997, represents the refranchising of one Company-owned Center, and the marketing and operating subsidies granted during the refranchising of three centers in 1996.

     Interest expense includes interest on debt financing and interest recorded on capital leases of Company-owned Centers. The increase in interest expense from $172,051 in the first quarter of 1997 to $213,717 in the first quarter of 1998 was due in part to a change in vendor financing. This change resulted in financing costs being transferred out of cost of goods sold and into financing costs. In addition, due to the purchase of two Company-owned Centers, late in the first quarter of 1997, average debt outstanding for the quarters increased approximately $400,000 or 13%. This increase is due to additional borrowings to acquire the centers and interest expense related to capital leases entered into.

                                 (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

     The following schedule summarizes the activity with regard to Grease Monkey Company-owned Centers as well as Grease Monkey franchised centers for the quarters ended March 31, 1998 and 1997.

                                                     THREE MONTHS ENDED:

                                              MARCH 31, 1998                 MARCH 31, 1997
                                     -------------------------------------------------------------
                                     COMPANY    FRANCHISEE           COMPANY   FRANCHISEE
                                      OWNED       OWNED       TOTAL   OWNED      OWNED       TOTAL
                                     -------    ----------    -----  -------   ----------    -----
Centers open, beginning                 31         187         218     31         184         215
Centers opened                           -           -           -      -           3           3

Centers purchased                        -           -           -      2          (2)          -
Centers sold                            (1)          -          (1)    (1)          1           -

Centers terminated or
  closed                                (1)         (6)         (7)     -           -           -
Centers reacquired                       2          (2)          -      -           -           -
                                       ----       -----    --------   ----       -----    --------
Centers open, ending (A)                31         179         210     32         186         218
                                       ----       -----    --------   ----       -----    --------
                                       ----       -----    --------   ----       -----    --------
Vehicles serviced (000's)                                      661                            698
                                                           --------                       --------
                                                           --------                       --------
Franchise licenses issued (B)                                    1                              3
                                                           --------                       --------
                                                           --------                       --------
Undeveloped franchise licenses (C)                              48                             51
                                                           --------                       --------
                                                           --------                       --------
Franchise applications
  outstanding (C)                                               20                             19
                                                           --------                       --------
                                                           --------                       --------
Franchise license/application
  fees received (D)                                        $39,000                        $70,000
                                                           --------                       --------
                                                           --------                       --------

(A) Includes 21 franchised centers in Mexico in 1998 and 20 franchised centers in Mexico in 1997.
(B)  Represents the number of licenses issued during the period.
(C)  Represents the number of licenses/applications outstanding at March 31.
(D) Represents amounts received for franchise licenses/applications during the period.

                                  (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                   (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES

     In September 1997, the Company entered into a $5,000,000 Loan Agreement with a major bank. In connection with the Company entering into a Master Supply Contract with a motor oil supplier, the supplier agreed to guarantee the line. Draws under the Loan Agreement were used for the purpose of paying off certain debt, including the Company's former Loan Agreement and Fast Lube Supply Agreement, and will be used for acquiring, constructing and/or developing Company Centers. Any draws are evidenced by notes which amortize over ten years with a five year balloon payment and bear interest at a rate provided under the Loan Agreement plus guarantee fees. For an increased guarantee fee, the Company can extend the payment terms an additional five years. An initial draw of $2,620,000 was made on September 29, 1997, with interest at 9.26% plus guarantee fees which approximated $20,000 in the first quarter of 1998. Additional draws totaling $645,000 were made in the first quarter of 1998 with an average interest rate of approximately 9% plus guarantee fees.

     In May 1996, the Company entered into a Business Loan Agreement with a major bank for a $2,000,000 three year line of credit. Funds drawn under the line are restricted to the development of new Centers. The Company has the right to select an optional interest rate as described in the agreement, however, in no case will the interest rate exceed the bank's reference rate. In exchange for a supply agreement on any Centers built utilizing the line of credit, a motor oil supplier agreed to guarantee the line. As of March 31, 1998, $190,000 is outstanding under this line of credit.

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

                                 (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                   (CONTINUED)

LIQUIDITY

     Cash used in operations during the first quarter of 1998 was ($27,856) as compared to cash provided by operations of $105,686 in the first quarter of 1997. The most significant factors contributing to this variance were the sale of franchise licenses and the non-cash accrual for the Consultant Agreement (as described previously). As franchise licenses are sold, the revenue is deferred until the center opens for business. For the first quarter, cash collections on franchise sales decreased from $70,000 in 1997 to $39,000 in 1998.

     Cash used in investing activities was ($530,038) in the first quarter of 1998, as compared to cash used in investing activities of ($554,600) in the first quarter of 1997. Cash provided in both periods consisted primarily of receipts on direct financing leases which remained relatively constant over the periods. Additional cash was received in the first quarter of 1998 with the sale of a Company-owned Center. Additional cash was received in the first quarter of 1997 with the refranchising of a Company-owned Center. Cash used in investing activities for the first quarter of 1998 consisted primarily of cash used for the development of Centers. Cash used in investing activities for the first quarter of 1997 consisted primarily of cash used to purchase Centers. Additional cash was used in both periods for capital expenditures, primarily Company Center equipment.

     Cash provided by financing activities was $443,109 in the first quarter of 1998 as compared to cash provided by financing activities of $341,180 in the first quarter of 1997. Cash provided by financing activities in the first quarter of 1998 consisted primarily of proceeds from long-term obligations for the development of Centers. Cash provided by financing activities in the first quarter of 1997 consisted primarily of proceeds from long-term obligations for the purchase of property related to the acquisition of a center and the sale of common stock of $108,656. Financing activities also included cash used to reduce long-term obligations and capital lease obligations of $246,684 in the first quarter of 1998 and $225,896 in the first quarter of 1997.

     The Company does not have any material commitments for capital expenditures other than for the required replacement or upgrade of underground storage tanks. The Company is currently seeking additional financing through equity and or debt to provide working capital for current and future operating needs as well as to fund development projects. The Company believes, but cannot guarantee, that such financing will be obtained. If new financing is not secured, the Company's ability to grow would be substantially limited.

                        GREASE MONKEY HOLDING CORPORATION

                        COMMISSION FILE NUMBER:  000-9812

                          QUARTER ENDED MARCH 31, 1998

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

(b) As of the date of filing this Quarterly Report on form 10-QSB, the Company is in arrears in the payment of dividends on the Series C Preferred Stock in the amount of $537,861. Under Paragraph 5(d) of the Statement of Designation, Voting Powers, Preferences and Rights of the Series C Preferred Stock ("Statement of Designation"), if dividends on the Series C Preferred Stock are in arrears in an aggregate amount equal to at least four quarterly dividends, the number of members of the Board of Directors of the Company is automatically increased by the smallest number of directors that will constitute at least 25% of the Board of Directors after such increase and that the holders of the Series C Preferred Stock (voting as a separate voting group) have the exclusive right to elect, remove or replace such additional directors of the Company. The holders of the Series C Preferred Stock have not notified the Company that they have any intention to elect or serve as Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits (numbered in accordance with Item 601 of regulation S-K)

     27.1  Financial Data Schedule - 1998
     27.2  Financial Data Schedule - 1997 restated

(b)  Reports on Form 8-K

     A Current Report on Form 8-K dated March 13, 1998, was filed on March 18, 1998, reporting under Item 5 a change in officers of the Company.

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                      COMMISSION FILE NUMBER:     000-9812
                          QUARTER ENDED MARCH 31, 1998
                                   FORM 10-QSB


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GREASE MONKEY HOLDING CORPORATION



                              By:  /s/  Charles E. Steinbrueck
                                 -----------------------------------------------
                                   Charles E. Steinbrueck
                                   President and Chief Executive Officer
                                   (Principal Executive Officer, Chief Financial Officer and Principal Accounting Officer)

Denver, Colorado
May 14, 1998