Form 10QSB
period 1998-06-30
GREASE MONKEY HOLDING CORP
filed 1998-08-11
CIK 350179

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB


         (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998


         ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

                         Commission File Number 000-9812


                        GREASE MONKEY HOLDING CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Utah                                    87-0321320
   ---------------------------------        ---------------------------------
     (State or other jurisdiction           (IRS Employer Identification No.)
   of incorporation or organization)

                           633 17th Street, Suite 400
                             Denver, Colorado  80202
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (303) 308-1660
                           ---------------------------
                           (Issuer's telephone number)

                   216 16th Street, Suite 1100, Denver, Colorado  80202
                   ----------------------------------------------------
                   (Former name, former address and former fiscal year,
                               if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X       No
                                  -----       -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                   Outstanding at
                    Class                           July 31, 1998
          -----------------------------           ----------------
          Common Stock, $0.03 par value           4,647,805 shares

Transitional Small Business Disclosure Format  Yes        No   X
                                                  -----      -----

                        GREASE MONKEY HOLDING CORPORATION

                        COMMISSION FILE NUMBER:  000-9812

                           QUARTER ENDED JUNE 30, 1998

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

     Consolidated Balance Sheets  . . . . . . . . . . . . . . Page 2

     Consolidated Statements of Stockholders' Equity  . . . . Page 4

     Consolidated Statements of Cash Flows  . . . . . . . . . Page 5

     Notes to Consolidated Financial Statements . . . . . . . Page 7

     Management's Discussion and Analysis or Plan
       of Operation . . . . . . . . . . . . . . . . . . . . . Page 12


                           PART II   OTHER INFORMATION


     Legal Proceedings  . . . . . . . . . . . . . . . . . . . Page 18

     Defaults Upon Senior Securities  . . . . . . . . . . . . Page 18

     Submission of Matters to a Vote of Security Holders. . . Page 18

     Other Information  . . . . . . . . . . . . . . . . . . . Page 19

     Exhibits and Reports on Form 8-K . . . . . . . . . . . . Page 19

     Signatures . . . . . . . . . . . . . . . . . . . . . . . Page 20

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                                               JUNE 30,                 JUNE 30,
                                                      ------------------------   ------------------------
                                                         1998          1997         1998         1997
                                                      -----------   ----------   -----------  -----------
Operating Revenue:
  Royalty fees. . . . . . . . . . . . . . . . . . . . $   777,514    1,052,721     1,519,797    1,830,211
  Franchise sales - center openings . . . . . . . . .     173,600       72,721       173,600       88,201
  Product and equipment revenue . . . . . . . . . . .     185,978      177,763       366,907      343,537
  Sales by Company-owned Centers  . . . . . . . . . .   3,755,906    3,802,717     7,454,780    7,386,371
  Leasing revenue . . . . . . . . . . . . . . . . . .     299,290      389,804       627,989      778,872
  Other . . . . . . . . . . . . . . . . . . . . . . .      21,903      180,466        40,819      201,647
                                                      -----------   ----------   -----------  -----------
                                                        5,214,191    5,676,192    10,183,892   10,628,839
                                                      -----------   ----------   -----------  -----------
Operating Expenses:
  Franchise costs - center openings . . . . . . . . .      36,926       17,454        42,426       21,418
  Product and equipment costs . . . . . . . . . . . .      87,336       65,053       169,929      108,393
  Company-owned Centers . . . . . . . . . . . . . . .   3,096,877    3,250,766     6,264,587    6,319,450
  Leasing expense . . . . . . . . . . . . . . . . . .     339,979      380,342       696,615      752,336
  General and administrative expenses . . . . . . . .   1,390,481    1,118,985     2,663,385    2,647,633
  Provision for credit losses . . . . . . . . . . . .      49,165       22,578        91,665       52,141
  Depreciation  . . . . . . . . . . . . . . . . . . .     172,344      166,477       338,093      328,213
  Amortization  . . . . . . . . . . . . . . . . . . .      72,439       69,754       143,772      135,037
                                                      -----------   ----------   -----------  -----------
                                                        5,245,547    5,091,409    10,410,472   10,364,621
                                                      -----------   ----------   -----------  -----------
Operating income (loss) . . . . . . . . . . . . . . .     (31,356)     584,783      (226,580)     264,218
                                                      -----------   ----------   -----------  -----------
Other income (expense):
  Loss on sale/disposition/closure of centers . . . .      (5,431)     (11,481)      (55,943)     (17,463)
  Undeveloped franchise licenses canceled . . . . . .         -            -          31,983          -
  Interest income . . . . . . . . . . . . . . . . . .      10,085       14,021        21,320       35,674
  Interest expense  . . . . . . . . . . . . . . . . .    (212,223)    (194,066)     (425,940)    (366,117)
                                                      -----------   ----------   -----------  -----------
                                                         (207,569)    (191,526)     (428,580)    (347,906)
                                                      -----------   ----------   -----------  -----------
Net income (loss) . . . . . . . . . . . . . . . . . . $  (238,925)     393,257      (655,160)     (83,688)
                                                      -----------   ----------   -----------  -----------
                                                      -----------   ----------   -----------  -----------
Earnings (loss) per common share (Note 5) . . . . . . $      (.06)         .08          (.15)        (.03)
                                                      -----------   ----------   -----------  -----------
                                                      -----------   ----------   -----------  -----------
Earnings (loss) per common share assuming dilution
  (Note 5)  . . . . . . . . . . . . . . . . . . . . . $      (.06)         .07          (.15)        (.03)
                                                      -----------   ----------   -----------  -----------
                                                      -----------   ----------   -----------  -----------
Weighted average shares outstanding . . . . . . . . .   4,647,409    4,598,092     4,644,623    4,568,124
                                                      -----------   ----------   -----------  -----------
                                                      -----------   ----------   -----------  -----------

                                             (UNAUDITED)

             GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                JUNE 30,      DECEMBER 31,
ASSETS                                                                            1998           1997
                                                                              -----------     ------------
Current Assets:
  Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    71,014        182,214
  Restricted cash   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        25,000          -
  Accounts receivable, net of allowance for
   doubtful accounts of $517,808 at June 30, 1998,
   and $478,553 at December 31, 1997. . . . . . . . . . . . . . . . . . . .     1,137,686      1,212,014
  Current portion of notes receivable,
   net of allowance for uncollectible amounts . . . . . . . . . . . . . . .       295,419        318,658
  Current portion of net investment
   in direct financing leases . . . . . . . . . . . . . . . . . . . . . . .       193,603        204,921
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       741,747        758,116
  Prepaid expenses and supplies . . . . . . . . . . . . . . . . . . . . . .       217,999        113,648
                                                                              -----------     ----------
    TOTAL CURRENT ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . .     2,682,468      2,789,571
                                                                              -----------     ----------
Property and Equipment, at Cost, Pledged:
  Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       543,838        543,838
  Buildings (including buildings under capital leases)  . . . . . . . . . .     6,377,646      6,430,000
  Furniture and fixtures  . . . . . . . . . . . . . . . . . . . . . . . . .       534,922        536,329
  Leasehold improvements  . . . . . . . . . . . . . . . . . . . . . . . . .       794,123        718,672
  Machinery and equipment   . . . . . . . . . . . . . . . . . . . . . . . .     1,785,083      1,774,196
                                                                              -----------     ----------
                                                                               10,035,612     10,003,035
  Less accumulated depreciation and
   amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (4,186,583)    (3,985,940)
                                                                              -----------     ----------
    NET PROPERTY AND EQUIPMENT  . . . . . . . . . . . . . . . . . . . . . .     5,849,029      6,017,095
                                                                              -----------     ----------
Other Assets:
  Net investment in direct financing leases . . . . . . . . . . . . . . . .     3,050,034      3,154,581
  Notes receivable, net of allowance for uncollectible
   amounts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       123,830        225,177
  Deferred franchising costs  . . . . . . . . . . . . . . . . . . . . . . .       177,918        189,528
  Goodwill and covenants not to compete, net
   of accumulated amortization of $1,249,406 at June 30, 1998,
   and $1,215,026 at December 31, 1997. . . . . . . . . . . . . . . . . . .     2,457,185      2,688,103
  Other assets, net of accumulated
   amortization of $188,869 at June 30, 1998,
   and $167,145 at December 31, 1997. . . . . . . . . . . . . . . . . . . .     1,524,439        333,795
                                                                              -----------     ----------
    TOTAL OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . .     7,333,406      6,591,184
                                                                              -----------     ----------
                                                                              $15,864,903     15,397,850
                                                                              -----------     ----------
                                                                              -----------     ----------

                                 (UNAUDITED)
                          (continued on next page)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (continued)

                                                                                JUNE 30,      DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                              1998           1997
                                                                              -----------     ------------
Current Liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 1,546,538      1,400,633
  Accrued salaries and wages  . . . . . . . . . . . . . . . . . . . . . . .       266,043        195,787
  Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . .       334,007        371,143
  Current portion of long-term obligations  . . . . . . . . . . . . . . . .       837,158        715,289
  Current portion of obligations
   under capital leases . . . . . . . . . . . . . . . . . . . . . . . . . .       480,416        464,955
                                                                              -----------     ----------
    TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . .     3,464,162      3,147,807
                                                                              -----------     ----------
Long-term Obligations . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,940,924      3,800,082

Obligations Under Capital Leases  . . . . . . . . . . . . . . . . . . . . .     6,636,828      6,848,249

Deferred Franchise Sales Revenue  . . . . . . . . . . . . . . . . . . . . .       846,670        985,470

Stockholders' Equity:
  Series C Preferred stock, stated value of $100.00 per
   share, 20,896 shares issued and outstanding at June
   30, 1998 and December 31, 1997 . . . . . . . . . . . . . . . . . . . . .     2,089,638      2,089,638
  Common stock, par value $.03, 20,000,000
   shares authorized, 4,647,805 and 4,633,570,
   shares issued and outstanding at June 30,
   1998 and December 31, 1997, respectively . . . . . . . . . . . . . . . .       139,434        139,007
  Capital in excess of par value  . . . . . . . . . . . . . . . . . . . . .     6,212,690      6,197,880
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .    (8,465,443)    (7,810,283)
                                                                              -----------     ----------
    TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . . . . . . .       (23,681)       616,242

  Commitments and Contingencies . . . . . . . . . . . . . . . . . . . . . .
                                                                              -----------     ----------
                                                                              $15,864,903     15,397,850
                                                                              -----------     ----------
                                                                              -----------     ----------

                                  (UNAUDITED)

                GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         PREFERRED STOCK                  COMMON STOCK
                                     -----------------------   -------------------------------------
                                                                                           CAPITAL IN
                                     NUMBER OF                 NUMBER OF                   EXCESS OF    ACCUMULATED
                                       SHARES       AMOUNT       SHARES      AMOUNT        PAR VALUE      DEFICIT         TOTAL
                                     ---------    ----------   ---------    -------        ---------    -----------     ---------
Balance at December 31, 1996  . .     20,896      $2,089,638   4,379,860    $131,396       5,877,670    (6,651,697)     1,447,007
Issuance of common stock pursuant
  to employee benefit plan. . . .      -              -           33,234         996          44,262         -             45,258
Issuance of common stock upon
  exercise of employee stock           -              -           30,000         900          31,663         -             32,563
  options . . . . . . . . . . . .
Issuance of common stock  . . . .      -              -          190,476       5,715         244,285         -            250,000
Net loss  . . . . . . . . . . . .      -              -           -            -               -        (1,158,586)    (1,158,586)
                                      ------      ----------   ---------    --------       ---------    ----------     ----------
Balance at December 31, 1997  . .     20,896       2,089,638   4,633,570     139,007       6,197,880    (7,810,283)       616,242
Issuance of common stock pursuant
  to employee benefit plan. . . .      -              -           10,735         322          13,102         -             13,424

Issuance of common stock upon
  exercise of employee stock           -              -            3,500         105           3,613         -              3,718
  options . . . . . . . . . . . .
Issuance of common stock  . . . .      -              -           -            -              (1,905)        -             (1,905)
Net loss  . . . . . . . . . . . .      -              -           -            -                -         (655,160)      (655,160)
                                      ------      ----------   ---------    --------       ---------    ----------     ----------


Balance at June 30, 1998  . . . .     20,896      $2,089,638   4,647,805    $139,434       6,212,690    (8,465,443)       (23,681)
                                      ------      ----------   ---------    --------       ---------    ----------     ----------
                                      ------      ----------   ---------    --------       ---------    ----------     ----------





                                  (UNAUDITED)

                     GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                SIX MONTHS ENDED
                                                                     JUNE 30,
                                                             ------------------------
                                                                  1998          1997
                                                             ------------    ---------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . $  (655,160)     (83,688)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Increase in deferred franchise sales revenue . . . . .      89,800      137,600
      Franchise sales revenue recognized-center openings . .    (173,600)     (88,201)
      Increase in deferred franchising costs . . . . . . . .     (40,506)     (70,984)
      Franchise costs recognized - center openings . . . . .      36,926       21,418
      Provision for credit losses. . . . . . . . . . . . . .      91,665       52,141
      Depreciation and amortization. . . . . . . . . . . . .     481,865      463,250
      Undeveloped franchise licenses canceled. . . . . . . .     (31,983)           -
      Loss on sale/disposition/closure of centers. . . . . .      36,767       11,083
      Accrual of Consultant Agreement. . . . . . . . . . . .           -      357,113
      Other, net . . . . . . . . . . . . . . . . . . . . . .      90,711        6,742
      Change in assets and liabilities:
        Increase in accounts receivable. . . . . . . . . . .     (44,210)    (408,167)
        Decrease in notes receivable . . . . . . . . . . . .      42,596       35,293
        Decrease (increase) in inventories . . . . . . . . .       3,870      (24,382)
        Decrease (increase) in prepaid expenses and
          supplies . . . . . . . . . . . . . . . . . . . . .    (104,351)      13,705
        Increase in accounts payable . . . . . . . . . . . .     145,908      108,632
        Increase in accrued salaries and wages
          and other liabilities. . . . . . . . . . . . . . .      46,192       45,057
                                                             -----------     --------
    Net cash provided by operating activities. . . . . . . . $    16,490      576,612
                                                             -----------     --------


                                  (UNAUDITED)
                           (continued on next page)
                                       5

                     GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                                                             SIX MONTHS ENDED
                                                                  JUNE 30,
                                                       ---------------------------
                                                           1998            1997
                                                       ------------   ------------
Cash flows from investing activities:
  Principal receipts on direct financing leases . . .  $     88,881        103,274
  Acquisition of centers  . . . . . . . . . . . . . .          -          (554,859)
  Sale of centers . . . . . . . . . . . . . . . . . .       115,450         73,900
  Capital expenditures  . . . . . . . . . . . . . . .      (129,538)      (142,386)
  Increase in projects and development  . . . . . . .    (1,062,932)          -
  Increase in other assets  . . . . . . . . . . . . .      (149,437)       (84,197)
                                                       ------------   ------------
        Net cash used in investing activities . . . .    (1,137,576)      (604,268)
                                                       ------------   ------------

Cash flows from financing activities:
  Proceeds from long-term obligations . . . . . . . .     1,533,200        425,000
  Principal payments on long-term obligations . . . .      (286,389)      (305,299)
  Principal payments on capital lease obligations . .      (216,131)      (200,165)
  Issuance of common stock  . . . . . . . . . . . . .         1,814        258,656
  Decrease (increase) in restricted cash  . . . . . .       (25,000)        34,926
  Increase in lease deposit obligations . . . . . . .         2,392            800
                                                       ------------   ------------
        Net cash provided by financing activities . .     1,009,886        213,918
                                                       ------------   ------------
Net increase (decrease) in cash . . . . . . . . . . .      (111,200)       186,262

Cash, beginning of period . . . . . . . . . . . . . .       182,214        324,745
                                                       ------------   ------------
Cash, end of period . . . . . . . . . . . . . . . . .  $     71,014        511,007
                                                       ------------   ------------
                                                       ------------   ------------
Supplemental disclosures of cash flow
  information -
    Cash paid during the period for interest. . . . .  $    639,036        585,600
                                                       ------------   ------------
                                                       ------------   ------------

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

3. The results for the three-month and six-month periods ended June 30, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year of 1998.

4.   STOCKHOLDERS' EQUITY
     On January 20, 1997, Charles E. Steinbrueck, President and Chief Executive Officer, entered into an agreement to purchase 190,476 shares of restricted common stock at a per share price of $1.3125, the last trade price on January 20, 1997, for a total consideration of $250,000.

     The Company's Series C, 6% cumulative, preferred stock is redeemable at the option of the Company upon 60 days prior written notice. At the option of the holder, at any time prior to the close of business on the redemption date, each share of Series C Preferred stock, plus any accumulated unpaid dividends, may be converted into shares of common stock at a conversion price of $2.50 per share of common stock. On June 30, 1998, accumulated unpaid dividends totaled $569,120.

     The Company has an employee deferred compensation 401(k) plan and matches employee contributions to this plan in an amount equal to 50% of the employees' contribution, up to a maximum of 6% of the employees' compensation. The Company's contribution is paid with its $0.03 par value common stock (net of forfeitures) valued at market on the date of the contribution. During the first six months of 1998 and 1997, the Company contributed 10,735 and 21,438 shares to this plan at an average of $1.25 and $1.14 per share, respectively.

                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

5.   EARNINGS (LOSS) PER SHARE
     Effective for periods ending after December 15, 1997, earnings (loss) per common share (EPS) is computed using Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 established standards for computing and presenting EPS and supersedes all prior EPS guidance found in APB Opinion 15. Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares. All prior periods have been restated to conform with SFAS No. 128. The following is a reconciliation between the basic and diluted earnings per common share for income (loss) as calculated under SFAS No. 128.

                                                         FOR THE THREE MONTHS ENDED
                                   --------------------------------------------------------------
                                            JUNE 30, 1998                    JUNE 30, 1997
                                   -------------------------------    ---------------------------
                                    INCOME                             INCOME
                                    (LOSS)       EPS      SHARES       (LOSS)    EPS     SHARES
                                   -------------------------------    ---------------------------
Income (loss)                      (238,925)                          393,257
Preferred dividends                 (31,259)                          (31,259)
                                   -------------------------------    ---------------------------
Basic EPS                          (270,184)    (.06)    4,647,409    361,998    .08    4,598,092
Effects of dilutive securities:
  Common stock equivalents                                                                215,736
  Convertible Preferred Stock                                          31,259           1,000,848
                                   -------------------------------    ---------------------------
  Diluted EPS                      (270,184)    (.06)    4,647,409    393,257    .07    5,814,676
                                   -------------------------------    ---------------------------
                                   -------------------------------    ---------------------------

                                                         FOR THE SIX MONTHS ENDED
                                   -----------------------------------------------------------------
                                            JUNE 30, 1998                      JUNE 30, 1997
                                   -------------------------------    ------------------------------
                                     INCOME                             INCOME
                                     (LOSS)      EPS      SHARES        (LOSS)      EPS      SHARES
                                   -------------------------------    ------------------------------
Income (loss)                      (655,160)                           (83,688)
Preferred dividends                 (62,174)                           (62,174)
                                   -------------------------------    ------------------------------
Basic EPS                          (717,334)    (.15)    4,644,623    (145,862)    (.03)   4,568,124
Effects of dilutive securities:
  Common stock equivalents
  Convertible Preferred Stock
                                   -------------------------------    ------------------------------
  Diluted EPS                      (717,334)    (.15)    4,644,623    (145,862)    (.03)   4,568,124
                                   -------------------------------    ------------------------------
                                   -------------------------------    ------------------------------

                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

6.   CONTINGENCIES
     The Company is a party to legal proceedings including claims by franchisees against the Company that arise in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material effect on the financial condition, results of operations or cash flows of the Company.

7.   COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items that are recognized under accounting standards as components of comprehensive income be reported in an annual financial statement displayed with the same prominence as other annual financial statements. Condensed financial statements of interim periods are to include a total for comprehensive income. The Company's total comprehensive income (loss) did not differ from its net income (loss).


                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

8.   SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION
     The following table sets forth, by period, the amount and nature of amounts paid and received for the acquisition, sale (refranchising) and closure of Company-owned Centers.

                                                   SIX MONTHS ENDED
                                                        JUNE 30,
                                                 --------------------
                                                   1998        1997
                                                 --------     -------
Acquisitions:
  Number of Centers purchased. . . . . . . . .          -           2
                                                 --------     -------
                                                 --------     -------
  Number of Centers foreclosed . . . . . . . .          2           -
                                                 --------     -------
                                                 --------     -------
  Receivables applied (net of
   related allowance). . . . . . . . . . . . .   $ 30,703           -
  Liabilities assumed. . . . . . . . . . . . .     38,400     375,337
  Cash paid. . . . . . . . . . . . . . . . . .          -     554,859
                                                 --------     -------
  Cost of assets acquired. . . . . . . . . . .   $ 69,103     930,196
                                                 --------     -------
                                                 --------     -------
Sales:
  Number of Centers
   refranchised/sold/closed. . . . . . . . . .          3           2*
                                                 --------     -------
                                                 --------     -------
  Cash received. . . . . . . . . . . . . . . .   $115,450      73,900
  Notes received/accounts
   receivable granted. . . . . . . . . . . . .     15,769      26,800
  Liabilities assumed by purchaser . . . . . .          -      40,875
  Loss on sale . . . . . . . . . . . . . . . .     36,767      11,083
  Franchise fees . . . . . . . . . . . . . . .          -      14,000
                                                 --------     -------
  Net book value of centers
   refranchised/sold/closed. . . . . . . . . .   $167,986     166,658
                                                 --------     -------
                                                 --------     -------

* Includes one center which was originally developed to be a Company-owned Center, but was sold to a franchisee prior to opening.

                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

     During the six months ended June 30, 1998 and 1997, non-cash transactions consisted of the Company issuing 10,735 and 21,438 shares of common stock at an average value of $1.25 and $1.14 per share, respectively, in accordance with its matching requirement under the Company's 401(k) plan. Other non-cash transactions during the first six months of 1998 included a franchise license in the amount of $10,000, net of deferred costs of $2,173, that was cancelled and applied to a franchisee's obligation to the Company; a capital lease obligation of $196,900 was recorded for a Company-owned Center; and a franchisee abandoned a site, resulting in a direct financing lease being cancelled and a capital lease building being recorded in the amount of $181,677. Other non-cash transactions during the first six months of 1997 included the cancellation of a direct financing lease receivable and the corresponding capital lease obligation of $153,316 based on the franchisee re-negotiating the lease resulting in the Company being released from the lease.

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

     The Company reported a net loss of ($655,160) for the first half of 1998, as compared to a net loss of ($83,688) for the first half of 1997. For the second quarter of 1998, the Company reported a net loss of ($238,925) compared to net income of $393,257 for the same quarter in 1997.

     Total revenue decreased 4% or $444,947 for the first half of 1998, compared to the first half of 1997. Revenue during the second quarter of 1998 decreased $462,001 over the same quarter last year, a decrease of 8%. The decreases are due primarily to decreases in royalty revenue and other revenue due to a settlement agreement entered into with a former franchisee in 1997. Under the settlement agreement, the Company recognized approximately $207,200 of royalty fees not previously recognized and approximately $168,000 of other income related to the reimbursement of costs previously expensed. Offsetting these decreases were increases in revenue from center openings and the related product and equipment revenue. Revenue from Company-owned Centers remained relatively constant as the average number of Company-owned Centers (based on number of months operated) remained constant.

     Royalty fees are a percentage of gross sales paid monthly by all franchised Grease Monkey Centers. Royalty fee revenue for the first half of 1998 decreased by $310,414 or 17% compared to the first half of 1997. Royalty fee revenue for the second quarter of 1998 decreased by $275,207 or 26% over the second quarter of 1997. The decreases are due primarily to the recording of the settlement agreement with a former franchisee, as discussed previously. In addition, the average number of franchised Centers open during the respective periods decreased from a six month average in 1997 of 190 Centers to a six month average in 1998 of 179 Centers. The quarterly average for 1997 was 193 Centers as compared to 178 Centers in 1998. Based upon many factors, including the age of amounts owed the Company, the extent of collateralization, and historical performance, the Company may place certain financially troubled franchisees on a non-accrual status. For the first half of 1998, estimated royalties of $113,100 were not accrued under this policy, compared to $58,375 for the first half of 1997. During the second quarter of 1998, estimated royalties of $62,430 were not accrued compared to $ 32,625 for the second quarter of 1997. The Company has a royalty rebate program for franchisees under which eligible franchisees can receive a rebate of royalties paid. For the first half of 1998, the rebate accrued under this program was $114,051, compared to $120,202 for the first half of 1997. The rebate accrued for the second quarter of 1998 was $58,061, compared to a rebate of $61,257 for the second quarter of 1997. The rebate is recorded as a reduction in royalty revenue.

     The Company recognized franchise sales net revenue (sales net of related costs) of $136,674 and $131,174 during the second quarter and first six months of 1998, respectively, representing seven Center openings. During the first six months of 1997, the Company recognized franchise sales net revenue of $66,783, representing seven Center openings. For the second quarter of 1997, franchise sales net revenue was $55,267 representing four Center openings. Franchise sales revenue represents initial one-time payments received by the Company from buyers of its franchises. The fee and any directly related costs are recognized as revenue and expense when the related franchise Center opens for business.

                                  (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

     At June 30, 1998, the Company operated 31 Centers as compared to 30 Centers at June 30, 1997. However, the average number of Centers operated during the quarters and six month periods ended June 30, 1998 and June 30, 1997, was constant at 31 Centers. For the first six months of 1998, the Company reported an operating margin (Company-owned Center sales less expenses, excluding interest, depreciation and amortization) of $1,190,193 on revenue of $7,454,780 at Company-owned Centers as compared to an operating margin of $1,066,921 on revenue of $7,386,371 for the same period last year. These results represent an increase of 1% in revenue and 12% in operating margin. For the second quarters of 1998 and 1997, the Company reported operating margins of $659,029 and $551,951 on revenue of $3,755,906 and $3,802,717 respectively, representing a decrease in revenue of 1% and an increase in operating margin of 19%.

     In the first six months of 1998, the Company realized marketing allowances and gross margins on product and equipment sales of $196,978, as compared to $235,144 in the first six months of 1997. In the second quarter of 1998, marketing allowances and gross margins on product and equipment sales were $98,642, as compared to $112,710 in the second quarter of 1997. Product and equipment revenue represents the sale of fluid dispensing equipment and other supplies to franchisees, and marketing allowances relate to the sale of oil filters, air filters, oil additives, and certain other products.

     General and administrative expenses for the first six months and second quarter of 1998 increased $15,752 or 1% and increased $271,496 or 24% as compared to the first six months and second quarter of 1997. Variances in the first six months of 1998 as compared to the first six months of 1997 included: an increase in salaries, wages and personnel expenses of approximately $247,000; an increase in litigation expenses, including legal fees and related costs, of approximately $159,000; and an increase in professional fees, including legal, tax and accounting of approximately $43,000. Offsetting these increases was the prior year accrual of the Company's obligation under a Consultant Agreement with the Company's former Chairman of the Board, President and Chief Executive Officer. General and administrative expenses for the first six months of 1997 included approximately $379,000 related to this agreement. Variances in the second quarter of 1998 as compared to the second quarter of 1997 included: an increase in salaries, wages and personnel expenses of approximately $127,000; an increase in litigation expenses, including legal fees and related costs, of approximately $101,000; and an increase in Company-owned Center division overhead of approximately $46,000.

     Depreciation and amortization expense for the first six months and second quarter of 1998 remained relatively constant to the same periods in 1997. This is due to the average number of Company-owned Centers operated during the periods remaining consistent.

                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

     Gain (loss) on sale/disposition/closure of centers represents the net results of the refranchising/disposal of Company-owned Centers. When the Company refranchises a Center, a franchise license fee is included in the sales price and included in the resulting gain or loss on sale. The loss of ($55,943) for the six months ended June 30, 1998, represents the closure of two Company-owned Centers in 1998, marketing allowances paid based on subsidies granted certain franchisees on the refranchising of Company-owned Centers in 1996, and additional costs incurred in 1998 related to the closure of Company-owned Centers closed in 1997. In addition, a loss was recognized on the sale of a Company-owned Center to a third party. The loss of ($17,463) for the six months ended June 30, 1997, represents the refranchising of one Company-owned Center, the sale of one Center, which was originally developed to be a Company-owned Center, and marketing allowances paid based on subsidies granted certain franchisees on the refranchising of Company-owned Centers in 1996.

     In the first half of 1998, the Company recognized $31,983 in franchise sales revenue resulting from license cancellations. There were no license cancellations in 1997.

     Interest expense includes interest on debt financing and interest recorded on capital leases of Company-owned Centers. The increase in interest expense from $366,117 in the first six months of 1997 to $425,940 in the first six months of 1998 was due in part to a change in vendor financing. This change resulted in financing costs being transferred out of cost of goods sold and into financing costs. In addition, average debt outstanding for the six month periods increased approximately $550,000. This increase is due in part to borrowings associated with the purchase of one center late in the first quarter of 1997 and one center purchased late in the second quarter of 1998.

                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

     The following schedule summarizes the activity with regard to Grease Monkey Company-owned Centers as well as Grease Monkey franchised Centers for the six months ended June 30, 1998 and 1997.

                                                  SIX MONTHS ENDED:

                                   JUNE 30, 1998                     JUNE 30, 1997
                          -----------------------------------------------------------------
                          COMPANY    FRANCHISE               COMPANY   FRANCHISE
                           OWNED       OWNED     TOTAL        OWNED      OWNED      TOTAL
                          -------    ---------  -------      -------   ---------   --------
Centers open, beginning      31         187         218         31        184           215
Centers opened                1           7           8          -          7             7
Centers purchased             -           -           -          2         (2)            -
Centers sold                 (1)          -          (1)        (1)         1             -
Centers terminated or
 closed                      (2)        (14)        (16)        (2)        (1)           (3)
Centers reacquired            2          (2)          -          -          -             -
                            ---         ---     -------        ---        ---      --------
Centers open, ending (A)     31         178         209         30        189           219
                            ---         ---     -------        ---        ---      --------
                            ---         ---     -------        ---        ---      --------
Vehicles serviced (000's)                         1,354                               1,426
                                                -------                            --------
                                                -------                            --------
Franchise licenses
 issued (B)                                           4                                   7
                                                -------                            --------
                                                -------                            --------
Undeveloped franchise
 licenses (C)                                        44                                  50
                                                -------                            --------
                                                -------                            --------
Franchise applications
 outstanding (C)                                     18                                  17
                                                -------                            --------
                                                -------                            --------
Franchise license/
 application fees
 received (D)                                   $89,800                            $137,600
                                                -------                            --------
                                                -------                            --------

(A)  Includes 20 franchised Centers in Mexico in 1998 and 1997.
(B)  Represents the number of licenses issued during the period.
(C)  Represents the number of licenses/applications outstanding at June 30.
(D) Represents amounts received for franchise licenses/applications during the period.

                                  (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                   (continued)

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES

     The Company currently has lines of credit with varying interest rates available to them from a third party. The lines total $430,000 of which $75,500 was outstanding at June 30, 1998.

     In September 1997, the Company entered into a $5,000,000 Loan Agreement with a major bank. In connection with the Company entering into a Master Supply Contract with a motor oil supplier, the supplier agreed to guarantee the line. Draws under the Loan Agreement were used for the purpose of paying off certain debt, including the Company's former Loan Agreement and Fast Lube Supply Agreement, and will be used for acquiring, constructing and/or developing Company Centers. Any draws are evidenced by notes which amortize over ten years with a five year balloon payment and bear interest at a rate provided under the Loan Agreement plus guarantee fees. For an increased guarantee fee, the Company can extend the payment terms an additional five years. An initial draw of $2,620,000 was made on September 29, 1997, with interest at 9.26% plus guarantee fees. Additional draws totaling $1,186,800 were made in the first six months of 1998 with an average interest rate of approximately 9% plus guarantee fees. As of June 30, 1998, approximately $3,936,000 is outstanding under the Loan Agreement.

     In May 1996, the Company entered into a Business Loan Agreement with a major bank for a $2,000,000 three year line of credit. Funds drawn under the line are restricted to the development of new Centers. The Company has the right to select an optional interest rate as described in the agreement, however, in no case will the interest rate exceed the bank's reference rate. In exchange for a supply agreement on any Centers built utilizing the line of credit, a motor oil supplier agreed to guarantee the line. As of June 30, 1998, $190,000 is outstanding under this line of credit.

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

                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                   (continued)

LIQUIDITY

     Cash provided by operations during the first six months of 1998 was $16,490 as compared to cash provided by operations of $576,612 in the first six months of 1997. Factors contributing to the negative variance as compared to prior year include: the prior year settlement agreement entered into with a former franchisee as discussed previously; a decrease in franchise sales over the prior year; losses in leasing activities; and increased financing costs. Offsetting these negative factors was an improved operating margin at Company-owned Centers.

     Cash used in investing activities was ($1,137,576) in the first six months of 1998, as compared to cash used in investing activities of ($604,268) in the first six months of 1997. Cash provided in both periods consisted primarily of receipts on direct financing leases which decreased over the periods. Additional cash was received in the first six months of 1998 and 1997 with the refranchising/sale of one and two Company-owned Centers, respectively. Cash used in investing activities for the first six months of 1998 consisted primarily of cash used for the development of Centers. Cash used in investing activities for the first six months of 1997 consisted primarily of cash used to purchase Centers. Additional cash was used in both periods for capital expenditures, primarily Company Center equipment.

     Cash provided by financing activities was $1,009,886 in the first six months of 1998 as compared to cash provided by financing activities of $213,918 in the first six months of 1997. Cash provided by financing activities in the first six months of 1998 consisted primarily of proceeds from long-term obligations for the development of Centers. Cash provided by financing activities in the first six months of 1997 consisted primarily of proceeds from long-term obligations for the purchase of property related to the acquisition of a center and sale of common stock. Financing activities also included cash used to reduce long-term debt and capital lease obligations of $502,520 in the first six months of 1998 and $505,464 in the first six months of 1997.

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

                           QUARTER ENDED JUNE 30, 1998

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

(b) As of the date of filing this Quarterly Report on Form 10-QSB, the Company is in arrears in the payment of dividends on the Series C Preferred Stock in the amount of approximately $585,000. Under Paragraph 5(d) of the Statement of Designation, Voting Powers, Preferences and Rights of the Series C Preferred Stock ("Statement of Designation"), if dividends on the Series C Preferred Stock are in arrears in an aggregate amount equal to at least four quarterly dividends, the number of members of the Board of Directors of the Company is automatically increased by the smallest number of directors that will constitute at least 25% of the Board of Directors after such increase and the holders of the Series C Preferred Stock (voting as a separate voting group) have the exclusive right to elect, remove or replace such additional directors of the Company. The holders of the Series C Preferred Stock have not notified the Company that they have any intention to elect or serve as Directors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On June 15, 1998, the Company held its annual meeting of shareholders. The Company's shareholders elected the following seven persons as directors, each to serve until the next annual meeting of shareholders or until his successor is elected and qualified: Jerry D. Armstrong, Jim D. Baldwin, Cortlandt S. Dietler, Wayne H. Patterson, Charles E. Steinbrueck, James B. Wallace and George F. Wood. The number of shares voted and withheld with respect to each director were as follows:

ELECTION OF DIRECTORS                   FOR                 WITHHELD
Jerry D. Armstrong                      2,653,328           46,705
Jim D. Baldwin                          2,185,175           514,858
Cortlandt S. Dietler                    2,653,181           46,852
Wayne H. Patterson                      2,185,124           514,909
Charles E. Steinbrueck                  2,185,368           514,665
James B. Wallace                        2,653,073           46,960
George F. Wood                          2,654,068           45,965

ITEM 5.  OTHER INFORMATION

     Effective June 29, 1998, the United States Securities and Exchange Commission adopted new rules relating to shareholder proposals which shareholders do not request be included in the Company's proxy statement to be used in connection with the Company's Annual Meeting of Shareholders. Under these new rules, proxies that confer discretionary authority will not be able to be voted on a shareholder proposal to be presented at the Annual Meeting of Shareholders if the shareholder provides the Company with advance written notice of the shareholder's proposal on a date in the current year that is at least 45 days prior to the date the prior year's proxy materials were mailed to the Company's shareholders. If a shareholder fails to so notify the Company, proxies that confer discretionary authority will be able to be voted when the proposal is presented at the Annual Meeting of Shareholders.

     Unless the Company receives notice of the proposals by no later than April 7, 1999, proxies which confer discretionary authority will be able to be voted on shareholder proposals that the shareholders do not request be included in the Company's proxy statement but plan to present at the Company's next Annual Meeting of Shareholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits (numbered in accordance with Item 601 of regulation S-K)

     27.1  Financial Data Schedule - 1998
     27.2  Financial Data Schedule - 1997 restated

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the period covered by this report.

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                        COMMISSION FILE NUMBER: 000-9812

                           QUARTER ENDED JUNE 30, 1998

                                   FORM 10-QSB

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GREASE MONKEY HOLDING CORPORATION


                              By: /s/ Charles E. Steinbrueck
                                  ---------------------------------------------
                                  Charles E. Steinbrueck
                                  President and Chief Executive Officer
                                  (Principal Executive Officer, Chief Financial Officer and Principal Accounting Officer)

Denver, Colorado
August 11, 1998