Form 10QSB
period 1998-09-30
GREASE MONKEY HOLDING CORP
filed 1998-11-16
CIK 350179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998


[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to
                                        ----------    ----------
                        Commission file number 000-9812

                        Grease Monkey Holding Corporation
              ----------------------------------------------------
             (Exact name of small business issuer as specified in its charter)


              Utah                                          87-0321320
   ------------------------------               -------------------------------
  (State or other jurisdiction of              (IRS Employer Identification No.)
   incorporation or organization)

                           633 17th Street, Suite 400
                             Denver, Colorado 80202
                     --------------------------------------
                    (Address of principal executive offices)

                                 (303) 308-1660
                            -------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]   No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                  Outstanding at
                     Class                        October 31, 1998
          -----------------------------           ----------------
          Common Stock, $0.03 par value           4,647,880 shares

Transitional Small Business Disclosure Format  Yes [ ]  No  [X]

                        GREASE MONKEY HOLDING CORPORATION

                        Commission File Number: 000-9812

                        Quarter Ended September 30, 1998


                                   FORM 10-QSB

                          Part I FINANCIAL INFORMATION



         Consolidated Statements of Operations..........................  Page 1

         Consolidated Balance Sheets....................................  Page 2

         Consolidated Statements of Stockholders' Equity (Deficit)......  Page 4

         Consolidated Statements of Cash Flows..........................  Page 5

         Notes to Consolidated Financial Statements.....................  Page 7

         Management's Discussion and Analysis or Plan
           of Operation................................................  Page 12


                            Part II OTHER INFORMATION


         Legal Proceedings.............................................  Page 20

         Defaults Upon Senior Securities...............................  Page 20

         Other Information.............................................  Page 20

         Exhibits and Reports on Form 8-K..............................  Page 21

         Signatures....................................................  Page 22


               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                       Three Months Ended                   Nine Months Ended
                                                                          September 30,                       September 30,
                                                                      ---------------------             -----------------------
                                                                      1998             1997             1998               1997
                                                                      ----             ----             ----               ----
Operating Revenue:
  Royalty fees..............................................  $       766,172          828,823         2,285,969          2,659,034
  Franchise sales - center openings.........................           25,490           84,000           199,090            172,201
  Product and equipment revenue.............................          147,202          230,971           514,109            574,508
  Sales by Company-owned Centers............................        3,788,628        3,829,962        11,243,408         11,216,333
  Leasing revenue...........................................          248,127          388,085           876,116          1,166,957
  Other.....................................................           25,616          123,769            66,435            325,416
                                                               --------------   --------------   ---------------    ---------------

                                                                    5,001,235        5,485,610        15,185,127         16,114,449
                                                               --------------   --------------   ---------------    ---------------

Operating Expenses:
  Franchise costs - center openings.........................           15,445           19,791            57,871             41,209
  Product and equipment costs...............................           48,875          115,369           218,804            223,762
  Company-owned Centers.....................................        3,162,933        3,270,698         9,427,520          9,590,148
  Leasing expense...........................................          303,404          408,958         1,000,019          1,161,294
  General and administrative expenses.......................        1,886,914        1,216,626         4,550,299          3,864,259
  Provision for credit losses...............................           92,555           30,000           184,220             82,141
  Depreciation..............................................          184,381          175,761           522,474            503,974
  Amortization..............................................           72,917           72,577           216,689            207,614
                                                               --------------   --------------   ---------------    ---------------

                                                                    5,767,424        5,309,780        16,177,896         15,674,401
                                                               --------------   --------------   ---------------    ---------------

Operating income (loss).....................................         (766,189)         175,830          (992,769)           440,048
                                                               --------------   --------------   ---------------    ---------------

Other income (expense):
  Loss on sale/disposition/closure of centers...............          (80,214)        (282,929)         (136,157)          (300,392)
  Undeveloped franchise licenses canceled...................          163,703                -           195,686                  -
  Interest income...........................................            3,247           15,302            24,567             50,976
  Interest expense..........................................         (194,989)        (189,408)         (620,929)          (555,525)
                                                               --------------   --------------   ---------------    ---------------
                                                                     (108,253)        (457,035)         (536,833)          (804,941)
                                                               --------------   --------------   ---------------    ---------------

Net loss...................................................   $      (874,442)        (281,205)       (1,529,602)          (364,893)
                                                               ==============   ==============   ===============    ===============

Loss per common share (Note 5)..............................  $         (0.19)           (0.07)            (0.35)             (0.10)
                                                               ==============   ==============   ===============    ===============

Loss per common share assuming dilution (Note 5)............  $         (0.19)           (0.07)            (0.35)             (0.10)
                                                               ==============   ==============   ===============    ===============

Weighted average shares outstanding.........................        4,698,337        4,442,184         4,645,707          4,384,802
                                                               ==============   ==============   ===============    ===============





                                   (UNAUDITED)


               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                             September 30,     December 31,
                                                                                 1998             1997
                                                                             -------------     -----------
ASSETS

Current Assets:
  Cash..............................................................     $       68,046           182,214
  Accounts receivable, net of allowance for
    doubtful accounts of $367,244 at September 30,
    1998, and $478,553 at December 31, 1997 ..........................          743,202         1,212,014
  Current portion of notes receivable,
    net of allowance for uncollectible amounts .......................           71,799           318,658
  Current portion of net investment
    in direct financing leases .......................................          183,899           204,921
  Inventories ........................................................          707,399           758,116
  Prepaid expenses and supplies ......................................          237,524           113,648
                                                                           ------------      ------------

    TOTAL CURRENT ASSETS .............................................        2,011,869         2,789,571
                                                                           ------------      ------------

Property and Equipment, at Cost, Pledged:
  Land ...............................................................          512,804           543,838
  Buildings (including buildings under capital leases) ...............        6,908,120         6,430,000
  Furniture and fixtures .............................................          624,436           536,329
  Leasehold improvements .............................................          787,204           718,672
  Machinery and equipment ............................................        1,817,623         1,774,196
                                                                           ------------      ------------
                                                                             10,650,187        10,003,035
  Less accumulated depreciation and
    amortization .....................................................       (4,328,209)       (3,985,940)
                                                                           ------------      ------------

    NET PROPERTY AND EQUIPMENT .......................................        6,321,978         6,017,095
                                                                           ------------      ------------

Other Assets:
  Net investment in direct financing leases ..........................        1,988,919         3,154,581
  Notes receivable, net of allowance for uncollectible
    amounts ..........................................................           92,816           225,177
  Deferred franchising costs .........................................          129,013           189,528
  Goodwill and covenants not to compete, net
    of accumulated amortization of $1,311,430 at
    September 30, 1998, and $1,215,026 at December
    31, 1997 .........................................................        2,395,161         2,688,103
  Other assets, net of accumulated amortization of
    $59,007 at September 30, 1998, and $167,145 at
    December 31, 1997 ................................................        1,880,296           333,795
                                                                           ------------      ------------

    TOTAL OTHER ASSETS ...............................................        6,486,205         6,591,184
                                                                           ------------      ------------

                                                                         $   14,820,052        15,397,850
                                                                           ============      ============
                                   (UNAUDITED)
                            (continued on next page)
                                        2


               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                                                                             September 30,     December 31,
                                                                                 1998              1997
                                                                             ------------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable...................................................      $ 1,629,172         1,400,633
  Accrued salaries and wages ........................................          215,048           195,787
  Other accrued liabilities .........................................          344,294           371,143
  Current portion of long-term obligations ..........................        1,065,863           715,289
  Current portion of obligations
    under capital leases ............................................          485,532           464,955
                                                                          ------------      ------------

    TOTAL CURRENT LIABILITIES .......................................        3,739,909         3,147,807
                                                                          ------------      ------------

Long-term Obligations ...............................................        5,322,805         3,800,082

Obligations Under Capital Leases ....................................        6,024,451         6,848,249

Deferred Franchise Sales Revenue ....................................          630,965           985,470

Stockholders' Equity (Deficit):
  Series C Preferred stock, stated value of $100.00
   per share, 20,896 shares issued and outstanding at
   September 30, 1998 and December 31, 1997 .........................        2,089,638         2,089,638
  Common stock, par value $.03, 20,000,000
    shares authorized, 4,647,880 and 4,633,570,
    shares issued and outstanding at September 30,
    1998 and December 31, 1997, respectively ........................          139,436           139,007
  Capital in excess of par value ....................................        6,212,733         6,197,880
  Accumulated deficit ...............................................       (9,339,885)       (7,810,283)
                                                                          ------------      ------------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ..........................         (898,078)          616,242

  Commitments and Contingencies
                                                                          ------------      ------------

                                                                          $ 14,820,052        15,397,850
                                                                          ============      ============

                                   (UNAUDITED)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                           Preferred Stock                          Common Stock
                                                      ----------------------         -----------------------------------------
                                                                                                                    Capital in
                                                      Number of                      Number of                      Excess of
                                                       Shares         Amount          Shares          Amount        Par Value
                                                      ---------       ------         ---------        ------        ----------
Balance at December 31, 1996 ...................       20,896      $2,089,638       4,379,860      $  131,396        5,877,670
Issuance of common stock pursuant to
  employee benefit plan ........................         --              --            33,234             996           44,262
Issuance of common stock upon
  exercise of employee stock options ...........         --              --            30,000             900           31,663
Issuance of common stock .......................         --              --           190,476           5,715          244,285
Net loss .......................................         --              --              --              --               --
                                                   ----------      ----------      ----------      ----------       ----------
Balance at December 31, 1997 ...................       20,896       2,089,638       4,633,570         139,007        6,197,880
Issuance of common stock pursuant to
  employee benefit plan ........................         --              --            10,810             324           13,145
Issuance of common stock upon
  exercise of employee stock options ...........         --              --             3,500             105            3,613
Issuance of common stock .......................         --              --              --              --             (1,905)
Net loss .......................................         --              --              --              --               --
                                                   ----------      ----------      ----------      ----------       ----------

Balance at September 30, 1998 ..................       20,896      $2,089,638       4,647,880      $  139,436        6,212,733
                                                   ==========      ==========      ==========      ==========       ==========


                                                   Accumulated
                                                     Deficit           Total
                                                   -----------         -----
Balance at December 31, 1996 ...................   (6,651,697)       1,447,007
Issuance of common stock pursuant to
  employee benefit plan ........................         --             45,258
Issuance of common stock upon
  exercise of employee stock options ...........         --             32,563
Issuance of common stock .......................         --            250,000
Net loss .......................................   (1,158,586)      (1,158,586)
                                                   ----------       ----------
Balance at December 31, 1997 ...................   (7,810,283)         616,242
Issuance of common stock pursuant to
  employee benefit plan ........................         --             13,469
Issuance of common stock upon
  exercise of employee stock options ...........         --              3,718
Issuance of common stock .......................         --             (1,905)
Net loss .......................................   (1,529,602)      (1,529,602)
                                                   ----------       ----------

Balance at September 30, 1998 ..................   (9,339,885)        (898,078)
                                                    ==========       ==========


                                   (UNAUDITED)


               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                            -----------------------
                                                                                            1998               1997
                                                                                            ----               ----

Cash flows from operating activities:

  Net loss..............................................................             $   (1,529,602)          (364,893)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Increase in deferred franchise sales revenue......................                    116,200            281,500
      Franchise sales revenue recognized-center openings................                   (199,090)          (172,201)
      Increase in deferred franchising costs............................                    (43,485)           (82,762)
      Franchise costs recognized - center openings......................                     46,771             41,209
      Provision for credit losses.......................................                    184,220             82,141
      Depreciation and amortization.....................................                    739,163            711,588
      Undeveloped franchise licenses canceled...........................                   (195,686)             --
      Loss on sale/disposition/closure of centers.......................                    107,267            275,476
      Impairment of asset value.........................................                    377,871              --
      Accrual of Consultant Agreement/Severance
        Agreements......................................................                    216,440            357,113
      Other, net........................................................                     96,312                372
      Change in assets and liabilities:
        Decrease (increase) in accounts receivable......................                    148,124           (168,364)
        Decrease in notes receivable....................................                    223,542            283,977
        Decrease (increase) in inventories..............................                     47,719            (14,051)
        Decrease (increase) in prepaid expenses and
          supplies......................................................                   (123,875)            52,382
        Decrease in accounts payable....................................                    (98,752)          (158,604)
        Increase in accrued salaries and wages
          and other liabilities.........................................                      1,800             54,570
                                                                                     --------------       ------------

      Net cash provided by operating activities.........................             $      114,939          1,179,453
                                                                                     --------------       ------------


                                   (UNAUDITED)

                            (continued on next page)




               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                            -----------------------
                                                                                            1998               1997
                                                                                            ----               ----


Cash flows from investing activities:
  Principal receipts on direct financing leases.........................             $      129,846            150,081
  Acquisition of centers................................................                      --              (573,249)
  Sale of centers.......................................................                    115,450            116,901
  Capital expenditures..................................................                   (277,944)          (249,605)
  Increase in projects and development..................................                 (1,544,738)             --
  Increase in other assets..............................................                   (261,901)          (113,709)
                                                                                     --------------       ------------

        Net cash used in investing activities...........................                 (1,839,287)          (669,581)
                                                                                     --------------       ------------


Cash flows from financing activities:
  Proceeds from long-term obligations...................................                  2,483,100          3,045,000
  Principal payments on long-term obligations...........................                   (555,926)        (3,101,022)
  Principal payments on capital lease
    obligations.........................................................                   (326,039)          (306,821)
  Issuance of common stock..............................................                      1,814            271,938
  Decrease in restricted cash...........................................                       --               34,927
  Increase in lease deposit obligations.................................                      7,231              2,306
                                                                                     --------------       ------------

        Net cash provided by (used in) financing activities.............                  1,610,180            (53,672)
                                                                                     --------------       ------------

Net increase (decrease) in cash.........................................                   (114,168)           456,200

Cash, beginning of period...............................................                    182,214            324,745
                                                                                     --------------       ------------

Cash, end of period.....................................................             $       68,046            780,945
                                                                                     ==============       =============

Supplemental disclosures of cash flow
  information -
    Cash paid during the period for interest............................             $      933,399             891,569
                                                                                     ==============       =============










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

3. The results for the three-month and nine-month periods ended September 30, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year of 1998.

4.       STOCKHOLDERS' EQUITY (DEFICIT)
         On January 20, 1997, Charles E. Steinbrueck, former President and Chief Executive Officer, entered into an agreement to purchase 190,476 shares of restricted common stock at a per share price of $1.3125, the last trade price on January 20, 1997, for a total consideration of $250,000.

         The Company's Series C, 6% cumulative, preferred stock is redeemable at the option of the Company upon 60 days prior written notice. At the option of the holder, at any time prior to the close of business on the redemption date, each share of Series C Preferred stock, plus any accumulated unpaid dividends, may be converted into shares of common stock at a conversion price of $2.50 per share of common stock. On September 30, 1998, accumulated unpaid dividends totaled $600,722.

         The Company has an employee deferred compensation 401(k) plan and matches employee contributions to this plan in an amount equal to 50% of the employees' contribution, up to a maximum of 6% of the employees' compensation. The Company's contribution is paid with its $0.03 par value common stock (net of forfeitures) valued at market on the date of the contribution. During the first nine months of 1998 and 1997, the Company contributed 10,810 and 27,847 shares to this plan at an average of $1.25 and $1.30 per share, respectively.





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

                           For the Three Months Ended
                      ------------------------------------------------------------------------------------
                                September 30, 1998                            September 30, 1997
                         Income                                     Income
                         (Loss)          EPS         Shares         (Loss)        EPS        Shares
                      ------------   ------------ ------------   ------------ -----------  -----------
Income (loss) .....     (874,442)                                 (281,205)
Preferred
dividends .........      (31,602)                                  (31,602)

                      ----------    ----------    ----------    ----------    ----------    ----------
Basic EPS .........     (906,044)        (0.19)    4,698,337      (312,807)        (0.07)    4,442,184

Effects of dilutive
securities:

Common stock
equivalents

Convertible
Preferred Stock
                      ----------    ----------    ----------    ----------    ----------    ----------
Diluted EPS .......     (906,044)        (0.19)    4,698,337      (312,807)        (0.07)    4,442,184
                      ==========    ==========    ==========    ==========    ==========    ==========

                           For the Nine Months Ended
                      ------------------------------------------------------------------------------------
                                September 30, 1998                            September 30, 1997
                         Income                                     Income
                         (Loss)          EPS         Shares         (Loss)        EPS        Shares
                      ------------   ------------ ------------   ------------ -----------  -----------
Income (loss) .....   (1,529,602)                                  (364,893)
Preferred
dividends .........      (93,776)                                   (93,776)

                      ----------    ----------    ----------     ----------    -----------    ----------
Basic EPS .........   (1,623,378)        (0.35)    4,645,707       (458,669)        (0.10)     4,384,802

Effects of dilutive
securities:

Common stock
equivalents

Convertible
Preferred Stock
                      ----------    ----------    ----------    ----------    ------------    ---------
Diluted EPS .......   (1,623,378)        (0.35)    4,645,707      (458,669)          (0.10)   4,384,802
                      ==========    ==========    ==========    ==========    ============    =========

                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

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


                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                       1998         1997
                                                       ----         ----
Acquisitions:
  Number of Centers purchased .................          --              2
                                                     ========     ========
  Number of Centers foreclosed ................             3         --
                                                     ========     ========

  Receivables applied (net of related
    allowance) ................................   $    83,843         --
  Liabilities assumed .........................        83,159      375,337
  Loss on foreclosure .........................       (70,500)        --
  Cash paid ...................................          --        573,249
                                                     --------     --------
  Cost of assets acquired .....................   $    96,502      948,586
                                                     ========     ========

Sales:
  Number of Centers
    refranchised/sold/closed ..................             3            6*
                                                     ========     ========

  Cash received ...............................   $   115,450      116,901
  Notes received/accounts receivable
    granted ...................................        15,769       26,800
  Liabilities assumed by purchaser ............          --         40,875
  Loss on sale ................................        36,767      275,476
  Franchise fees ..............................          --         14,000
                                                     --------     --------
  Net book value of Centers ...................   $   167,986      474,052
    refranchised/sold/closed                         ========     ========


* Includes one center which was originally developed to be a Company-owned Center, but was sold to a franchisee prior to opening.



                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

         During the nine months ended September 30, 1998 and 1997, non-cash transactions consisted of the Company issuing 10,810 and 27,847 shares of common stock at an average value of $1.25 and $1.30 per share respectively, in accordance with its matching requirement under the Company's 401(k) plan. Other non-cash transactions during the first nine months of 1998 included: a franchise license in the amount of $10,000, net of deferred costs of $2,173, was cancelled and applied to a franchisee's obligation to the Company; a capital lease obligation of $196,900 was recorded for a Company-owned Center; a franchisee abandoned two sites, resulting in two direct financing leases being cancelled and two capital lease buildings being recorded for an aggregate amount of $447,384; and the Company wrote off a direct financing lease receivable and the corresponding capital lease obligation of $487,527 based on the Company being released from the lease.

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

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

     The Company reported a net loss of ($1,529,602) for the first nine months of 1998, as compared to a net loss of ($364,893) for the first nine months of 1997. For the third quarter of 1998, the Company recognized a net loss of ($874,442) compared to a net loss of ($281,205) for the same quarter in 1997.

     Total revenue decreased by $929,322 or 6% for the first nine months of 1998, compared to the first nine months of 1997. Revenue during the third quarter of 1998 decreased $484,375 over the same quarter last year, a decrease of 9%. The nine and three month decreases are due primarily to decreases in royalty revenue, leasing revenue and other revenue. The decreases in royalty revenue and other revenue can be partially attributed to a settlement agreement entered into in 1997 with a former franchisee that caused increases in 1997. Under the settlement agreement, in 1997 the Company recognized approximately $207,200 of royalty fees not previously recognized and approximately $168,000 of other income related to the reimbursement of costs previously expensed. In addition, approximately $99,000 of other revenue was recognized in 1997 based on a settlement agreement with another franchisee. Further decreases in royalty revenue in 1998 are due to, on average, eleven fewer franchises open and operating. Leasing revenue has declined primarily due to: the abandonment of a franchise site late in the third quarter of 1997 resulting in the Company being required to subsidize the rent to obtain a new subtenant; three franchise sites have been acquired by the Company through both purchase and foreclosure; the Company was released from nine leases at franchised and third party locations, thus reducing not only rental income, but the matching rent expense; and the Company sold one of its owned property locations and put another location up for sale thus losing the third party subtenant income on those sites as well. In addition, in 1998 a former franchisee abandoned two sites. Currently the Company is not receiving matching revenue for the expense outlay on these Centers. The Company is actively engaged in finding new subtenants. New subleases could require the Company to subsidize the payments for an amount less than what the Company currently pays the landlords. Should this be the case, the Company would be required to record lease loss reserves equal to the present value of the future minimum sublease commitment deficiencies. Currently the Company cannot estimate the future potential losses associated with these sites. Offsetting these decreases were the sale/refranchising of two Company-owned Centers where the Company remained on the lease.

     Royalty fees are a percentage of gross sales paid monthly by all franchised Grease Monkey Centers. Royalty fee revenue for the first nine months of 1998 decreased by 14% compared to the first nine months of 1997 to $2,285,969. Royalty fee revenue for the third quarter of 1998 decreased by 8% compared to the third quarter of 1997 to $766,172. The nine month decrease is due partly to the recording of the settlement agreement with a former franchisee, as discussed previously. The remaining decreases are due to an average decrease of eleven open and operating franchises for the nine and three month periods. In addition, on August 1, 1998, the Company entered into a Master Franchise Agreement for the Republic of Mexico ("the Agreement"). The Agreement is for a term of fifteen years and is renewable for an additional fifteen year term. The Master Franchisee retains eighty percent of royalties and franchise fees collected from Mexico franchisees after the effective date of the Agreement (further reducing royalty income), in exchange, the Master Franchisee is obligated under the Agreement to provide training and all types of support for franchisees in Mexico that Grease Monkey International would be obligated to provide under its Grease Monkey Franchise Agreement.

                                  (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

     Based upon many factors, including the age of amounts owed the Company, the extent of collateralization, and historical performance, the Company may place certain financially troubled franchisees on a non-accrual status. For the first nine months of 1998, estimated royalties of $172,485 were not accrued under this policy, compared to $89,700 for the first nine months of 1997. During the third quarter of 1998, estimated royalties of $59,385 were not accrued compared to $31,325 for the third quarter of 1997. The Company has a royalty rebate program for franchisees under which eligible franchisees can receive a rebate of royalties paid. For the first nine months of 1998, the rebate accrued under this program was $178,147, compared to $182,712 for the first nine months of 1997. The rebate accrued for the third quarter of 1998, was $64,096, compared to a rebate of $62,510 for the third quarter of 1997. The rebate is recorded as a reduction in royalty revenue.

     The Company recognized franchise sales revenue net of related costs of $141,219 during the first nine months of 1998, representing nine Center openings. For the third quarter of 1998, franchise sales net revenue was $10,045, representing two Center openings. The Company recognized franchise sales net revenue of $130,992 and $64,209 for the first nine months and third quarter of 1997, respectively, representing fifteen and eight Center openings. Franchise sales revenue represents initial one-time payments received by the Company from buyers of its franchises. The fee and any directly related costs are recognized as revenue and expense when the related franchise Center opens for business.

     At September 30, 1998, the Company operated 32 centers as compared to 30 centers at September 30, 1997. For the first nine months of 1998, the Company reported an operating margin (Company-owned Center sales less expenses, excluding interest, depreciation and amortization) of $1,815,888 on revenue of $11,243,408 at Company-owned Centers, as compared to an operating margin of $1,626,185 on revenue of $11,216,333 for the same period last year. This represents a slight increase in revenue and a 12% increase in operating margin. For the third quarters of 1998 and 1997, the Company reported operating margins of $625,695 and $559,264 on revenue of $3,788,628 and $3,829,962, respectively, representing a decrease in revenue of 1% and an increase in operating margin of 12%.

     In the first nine months of 1998, the Company realized marketing allowances and gross margins on product and equipment sales of $295,305, as compared to $350,746 in the first nine months of 1997. In the third quarter of 1998, marketing allowances and gross margins on product and equipment sales were $98,327, as compared to $115,602 in the third quarter of 1997. Product and equipment revenue represents the sale of fluid dispensing equipment and other supplies to franchisees, and marketing allowances relate to the sale of oil filters, air filters, oil additives, and certain other products.

     General and administrative expenses for the first nine months and third quarter of 1998 increased 18% or $686,040 and 55% or $670,288 as compared to the first nine months and third quarter of 1997. Negative variances in both the nine month and three month periods ended September 30, 1998, were caused by several


                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES factors. One such factor was a severance accrual for the Company's former President and Chief Executive Officer, the former Senior Vice President of Operations and other employees terminated effective September 30, 1998. Should either of the executives be employed by a new employer during the remaining term of the severance accrual, the severance compensation payable to the executive will be reduced by the amount of compensation that the executive actually receives from the new employer. The severance accrual totaled approximately $327,000, but was reduced by approximately $86,000, which was the remaining amount due under the Consultant Agreement for the Company's previous, now current President. The Company had also previously entered into an agreement for the development of a new point of sale system to be used at both Company-owned and franchised Centers. Upon review of the agreement by current management, further development was terminated and costs capitalized to date were expensed in the amount of approximately $230,000. As mentioned previously, during the quarter the Company entered into a Master Franchise Agreement for the Republic of Mexico. Based upon this agreement, certain assets related to operations in Mexico were evaluated and adjusted, resulting in a write-off of approximately $132,000. During the quarter, the Company entered into a contract for the sale of real estate in St. Louis, Missouri. Based on the contract, the real estate was written down by approximately $31,000. Offsetting these increases was the prior year accrual of the Company's obligation under a Consultant Agreement. General and administrative expenses for the first nine months of 1997 included approximately $379,000 related to this agreement. As mentioned previously and reported in a September 16, 1998, Form 8-K, this individual has returned to the Company as President and Chief Operating Officer. Other variances in the first nine months of 1998 as compared to the first nine months of 1997 included: an increase in salaries, wages and personnel expenses of approximately $194,000; an increase in litigation expenses, including legal fees and related costs, of approximately $188,000 and an increase in professional fees, including legal, tax and accounting of approximately $61,000. Other variances in the third quarter of 1998 as compared to the same quarter of 1997 included: an increase in litigation expenses, including legal fees and related costs, of approximately $11,400; an increase in professional fees, including legal, tax and accounting of approximately $10,300; and an increase in office expenses primarily due to a relocation of the corporate offices of $26,500.

     Depreciation and amortization expense for the first nine months and third quarter of 1998 increased 4% as compared to the same periods in 1997. This is due primarily to the average number of Company-owned Centers operated during the periods increasing slightly and due to capital acquisitions at the Company-owned Center level.

     Gain (loss) on sale/disposition/closure of Centers represents the net results of the refranchising/disposal/closure of Company-owned Centers. When the Company refranchises a Center, a franchise license fee is included in the sales price and included in the resulting gain or loss on sale. The loss of ($136,157) for the nine months ended September 30, 1998, represents the closure of two



                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                   (continued)


Company-owned Centers in 1998, marketing allowances paid based on subsidies granted certain franchisees on the refranchising of Company-owned Centers in 1996, and additional costs incurred in 1998 related to the closure of Company-owned Centers closed in 1997. In addition, losses were recognized on the sale of a Company-owned Center to a third party, and the foreclosure of a franchised Center. The loss of ($300,392) for the nine months ended September 30, 1997, represents the refranchising of two Company-owned Centers, the sale of one Center, the closure of three Centers, and marketing allowances paid based on subsidies granted certain franchisees on the refranchising of Company-owned Centers in 1996. In regards to the closure of three centers, the Company decided to close two under-performing Company-owned Centers and one franchised Center, (which was leased from the Company) resulting in $236,101 of the total $300,392. The loss is a result of costs associated with the closing of the Centers, as well an impairment assessment at each location.

     In the first nine months and the third quarter of 1998, the Company recognized $195,686 and $163,703, respectively, in franchise sales revenue resulting from license cancellations. There were no license cancellations in 1997.

     Interest expense includes interest on debt financing and interest recorded on capital leases of Company-owned Centers. The increase in interest expense from $555,525 in the first nine months of 1997 to $620,929 in the first nine months of 1998 was due in part to a change in vendor financing. This change resulted in financing costs being transferred out of cost of goods sold and into financing costs. In addition, debt outstanding for the nine month periods increased approximately $1,870,000. This increase is due in part to borrowings associated with the purchase of two Centers late in the first quarter of 1997, and one Center purchased late in the second quarter of 1998. In addition, a capital lease was entered into for a Company-owned Center in the early third quarter of 1997.






                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                   (continued)


     The following schedule summarizes the activity with regard to Grease Monkey Company-owned Centers as well as Grease Monkey franchised Centers for the nine-months ended September 30, 1998 and 1997.


                                                                               NINE MONTHS ENDED:
                                                  ----------------------------------------------------------------------------------
                                                             September 30, 1998            |              September 30, 1997
                                                  ------------------------------------     |     -----------------------------------
                                                   Company      Franchisee                 |     Company       Franchisee
                                                    Owned         Owned          Total     |      Owned          Owned        Total
                                                   -------      ----------       -----     |     --------      ----------     -----
                                                                                           |
Centers open, beginning ..................            31            187            218     |        31            184           215
Centers opened ...........................             1              9             10     |         1             15            16
Centers purchased ........................          --             --             --       |         2             (2)         --
Centers sold .............................            (1)          --               (1)    |        (2)             2          --
Centers terminated or                                                                      |
  closed .................................            (2)           (17)           (19)    |        (2)           (13)          (15)
Centers reacquired .......................             3             (3)          --       |      --             --            --
                                               ---------      ---------      ---------     | ---------      ---------     ---------
Centers open, ending (A) .................            32            176            208     |        30            186           216
                                               =========      =========      =========     | =========      =========     =========
Vehicles serviced (000's) ................                                       2,049     |                                  2,171
                                                                             =========     |                              =========
Franchise licenses issued (B) ............                                           6     |                                     11
                                                                             =========     |                              =========
Undeveloped franchise                                                                      |
  licenses (C) ...........................                                          33     |                                     50
                                                                             =========     |                              =========
Franchise applications                                                                     |
  outstanding (C) ........................                                          10     |                                     22
                                                                             =========     |                              =========
Franchise license/application                                                              |
  fees received (D) ......................                                   $ 116,200     |                              $ 281,500
                                                                             =========     |                              =========

(A) Includes 20 franchised centers in Mexico in 1998 and 21 franchised centers in Mexico in 1997.
(B)  Represents the number of licenses  issued during the period.
(C)  Represents the number of licenses/applications outstanding at September 30
(D) Represents amounts received for franchise licenses/applications during the period.

                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                   (continued)


LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES

     The Company currently has lines of credit with varying interest rates from a third party. The lines total $489,000 of which $484,500 was outstanding at September 30, 1998. Monthly payments are for interest only, and maturities range from December 1998 to July 1999.

     In September 1997, the Company entered into a $5,000,000 Loan Agreement with a major bank. In connection with the Company entering into a Master Supply Contract with a motor oil supplier, the supplier agreed to guarantee the line. Draws under the Loan Agreement were used for the purpose of paying off certain debt, including the Company's former Loan Agreement and Fast Lube Supply Agreement, and will be used for acquiring, constructing and/or developing Company Centers. Any draws are evidenced by notes which amortize over ten years with a five year balloon payment and bear interest at a rate provided under the Loan Agreement plus guarantee fees. For an increased guarantee fee, the Company can extend the payment terms an additional five years. An initial draw of $2,620,000 was made on September 29, 1997, with interest at 9.26% plus guarantee fees. Additional draws totalling $1,998,600 were made in the first nine months of 1998 with an average interest rate of approximately 9% plus guarantee fees. As of September 30, 1998, approximately $4,411,000 is outstanding under the Loan Agreement.

     In May 1996, the Company entered into a Business Loan Agreement with a major bank for a $2,000,000 three year line of credit. Funds drawn under the line are restricted to the development of new Centers. The Company has the right to select an optional interest rate as described in the agreement, however, in no case will the interest rate exceed the bank's reference rate. In exchange for a supply agreement on any Centers built utilizing the line of credit, a motor oil supplier agreed to guarantee the line. As of September 30, 1998, there were no amounts outstanding under this line of credit.

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





                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                   (continued)


LIQUIDITY

     Cash provided by operations during the first nine months of 1998 was $114,939 as compared to $1,179,453 in the first nine months of 1997. Factors contributing to the negative variance as compared to prior year include: the prior year settlement agreements entered into with former franchisees as discussed previously; a decline in royalty revenue and collections; a decrease in franchise sales; losses in leasing activities and increased financing costs. Offsetting these negative factors was an improved operating margin at Company-owned Centers.

     Cash used in investing activities was ($1,839,287) in the first nine months of 1998, as compared to cash used in investing activities of ($669,581) in the first nine months of 1997. Cash provided in both periods consisted primarily of receipts on direct financing leases which decreased over the periods. Additional cash was received in the first nine months of 1998 and 1997 with the refranchising/sale of one and three Company-owned Centers, respectively. Cash used in investing activities for the first nine months of 1998 and 1997 consisted primarily of cash used for the development/purchase of Centers. Additional cash was used in both periods for capital expenditures, primarily Company Center equipment.

     Cash provided by financing activities was $1,610,180 in the first nine months of 1998 as compared to cash used in financing activities of ($53,672) in the first nine months of 1997. Cash provided by financing activities in the first nine months of 1998 consisted primarily of proceeds from long-term obligations for the development of Centers. Cash provided by financing activities in the first nine months of 1997 consisted primarily of proceeds from long-term obligations and the sale of common stock. Financing activities also included cash used to reduce long-term obligations and capital lease obligations of $881,965 in the first nine months of 1998 and $3,407,843 in the first nine months of 1997.

     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The "Year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company has identified as its two main computer systems, the point of sale terminals at the Company-owned Centers and the corporate network system, which includes the accounting system. The Company is currently in the process of evaluating and installing new computers and new software for both systems. The Company has identified selected vendors and will begin implementation soon. Although the hardware and software has been represented as being Year 2000 compliant, only testing of the systems once they are actually installed can guarantee Year 2000 performance. Testing is expected to begin late in the first, or early in the second quarter and completion is expected in the third quarter.

                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                   (continued)


The Company will initiate a process of identifying and prioritizing critical suppliers and communicating with them about their plans and progress in addressing the Year 2000 problem. Contingency plans may need to be developed based upon the results of the vendor evaluation. The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. A significant portion of the hardware for the corporate computer network has already been purchased. Corporate business equipment such as the communication system was replaced in 1997. Failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

     The Company does not have any material commitments for capital expenditures other than for the required replacement or upgrade of underground storage tanks at Company-owned Centers.

     The Company has incurred substantial losses in 1998 and prior years and is exploring alternatives to improve operating results and maximize shareholder value. Such alternatives include cost reduction initiatives, asset sales or a corporate restructuring. There is no guarantee that the Company will be successful at improving its results or financial position. The Company is currently seeking additional financing through equity and or debt to provide working capital for current and future operating needs. The Company believes, but cannot guarantee, that such financing will be obtained. Should financing not be obtained, the Company may not generate sufficient liquidity to timely meet its financial obligations in 1999.

                        GREASE MONKEY HOLDING CORPORATION

                        Commission File Number: 000-9812

                        Quarter Ended September 30, 1998

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

(b) As of the date of filing this Quarterly Report on Form 10-QSB, the Company is in arrears in the payment of dividends on the Series C Preferred Stock in the amount of approximately $616,000. Under Paragraph 5(d) of the Statement of Designation, Voting Powers, Preferences and Rights of the Series C Preferred Stock ("Statement of Designation"), if dividends on the Series C Preferred Stock are in arrears in an aggregate amount equal to at least four quarterly dividends, the number of members of the Board of Directors of the Company is automatically increased by the smallest number of directors that will constitute at least 25% of the Board of Directors after such increase and the holders of the Series C Preferred Stock (voting as a separate voting group) have the exclusive right to elect, remove or replace such additional directors of the Company. The holders of the Series C Preferred Stock have not notified the Company that they have any intention to elect or serve as Directors.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits (numbered in accordance with Item 601 of regulation S-K)
         10.   Material Contracts
               (a) Master  Franchise  Agreement  for the Republic of Mexico
         27.1  Financial Data Schedule - 1998
         27.2  Financial Data Schedule - 1997 restated

(b)      Reports on Form 8-K

         A Current Report on Form 8-K dated September 16, 1998, was filed on September 25, 1998, reporting under Item 5 a change of officers of the Company.

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                        Commission File Number: 000-9812
                        Quarter Ended September 30, 1998
                                   FORM 10-QSB


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GREASE MONKEY HOLDING CORPORATION



                           By: /s/   Rex L. Utsler
                               -------------------------------------------------
                               Rex L. Utsler
                               President and Chief Operating Officer
                               (Chief Financial Officer and Principal Accounting
                                Officer)



Denver, Colorado
November 13, 1998