Form 10KSB
period 1998-12-31
GREASE MONKEY HOLDING CORP
filed 1999-04-15
CIK 350179

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

   /X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1998



   / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from______________ to________________ .

                        Commission File Number: 000-9812

                        GREASE MONKEY HOLDING CORPORATION
                        ---------------------------------
                         (Name of small business issuer
                                 in its charter)

                     Utah                              87-0321320
        -----------------------------             --------------------
        (State or other jurisdiction                (I.R.S. Employer
     of incorporation or organization)              Identification No.)

         633 17th Street, Suite 400
                Denver, Colorado                           80202
              --------------------                         -----
    (Address of principal executive offices)             (Zip Code)

                    Issuer's telephone number: (303) 308-1660

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

     Securities registered pursuant to Section 12(g) of the Exchange Act:

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

     The issuer's revenue for its most recent fiscal year was:   $20,101,585

     The aggregate market value of the issuer's voting stock held as of February 26, 1999, by nonaffiliates of the issuer was $2,651,888.

     As of February 26, 1999, the issuer had 4,647,880 shares of its $0.03 par value common stock outstanding.

     Transitional Small Business Disclosure Format.     Yes / /      No /X/

                       GREASE MONKEY HOLDING CORPORATION

                           Annual Report on Form 10-KSB

                                December 31, 1998

                                 Table of Contents


                                      PART I                               PAGE
                                      ------                               ----
Item   1    -   Description of Business....................................   1

Item   2    -   Description of Property....................................   6

Item   3    -   Legal Proceedings..........................................   7

Item   4    -   Submission of Matters to a Vote of Security Holders........   7


                                        PART II
                                        -------

Item   5    -   Market for Common Equity and Related
                Stockholder Matters........................................   8

Item   6    -   Management's Discussion and Analysis or Plan
                of Operation ..............................................   9

Item   7    -   Financial Statements ......................................  23

Item   8    -   Changes In and Disagreements With Accountants
                on Accounting and Financial Disclosure.....................  23


                                        PART III
                                        --------

Item   9    -   Directors, Executive Officers, Promoters and
                Control Persons, Compliance with
                Section 16(a) of the Exchange Act..........................  24

Item   10   -   Executive Compensation.....................................  28

Item   11   -   Security Ownership of Certain Beneficial Owners and
                Management.................................................  32

Item   12   -   Certain Relationships and Related Transactions.............  33

Item   13   -   Exhibits and Reports on Form 8-K...........................  36


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Grease Monkey Holding Corporation ("GMHC") or ("the Company") is a Utah corporation formed in 1976 that is engaged in the business of owning, operating, leasing, managing and franchising automotive fast service lubrication and oil change centers under the trade name of Grease Monkey ("Grease Monkey Centers" or "Centers").

         THE CONCEPT. Grease Monkey Centers provide the automobile user with convenient preventative fluid maintenance services. In about ten minutes, without an appointment, Grease Monkey service technicians change the oil, install a new oil filter, lubricate the chassis, adjust tire pressure, wash windows and vacuum the interior of an automobile. At the same time, all fluid levels are checked and topped off, if necessary. The price for this basic service is $23.99 to $32.99 in the United States ($11.65 to $19.50 in Mexico), depending upon the location of the Center. Grease Monkey Centers also offer transmission fluid changes, differential fluid changes, radiator flushes, air conditioning recharges, automotive light bulb replacement, an oil additive package, and will replace air filters and install new wiper blades.

         Grease Monkey Centers are two or three bay drive-through buildings built to the Company's specifications. Grease Monkey buildings utilize service basements from which the underneath portion of the vehicle is serviced at the same time other technicians service the vehicle from above. The buildings also include a pleasant customer waiting area.

         COMPANY-OWNED CENTERS. As of January 31, 1999, the Company owned and operated a total of 31 Grease Monkey Centers and owned an additional two Centers which are operated by a third party under a Management Agreement. The Grease Monkey Centers owned by the Company were either opened by the Company
(4), acquired from franchisees through purchase (19), acquired as a result of the Company's exercise of its right of first refusal (1), or taken over from failed franchisees (9). The Company believes the operation of Company-owned Centers is important to its overall success and expects to continue to purchase and develop Company-owned Centers.

         THE FRANCHISE. The Company licenses franchisees to operate Grease Monkey Centers pursuant to a franchise agreement. A franchisee is required to pay a franchise fee totaling $28,000 for the initial license and $16,800 for each additional license. If three or more licenses are purchased concurrently, an Exclusive Territory Development Agreement ("ETD Agreement") may be executed. When an ETD Agreement is executed, the franchisee pays a development fee equal to $28,000 for the first Center to be developed and $8,400 for the second and each subsequent Center to be developed. The development fee is nonrefundable. The initial franchise fee of $28,000 is charged for the first franchise and $16,800 for the second and each subsequent franchise acquired under the ETD Agreement. The portion of the development fee paid for each Center to be developed is applied toward the initial franchise fee for that franchise. The Company also offers to select qualified persons the opportunity to acquire a larger nonexclusive area ("Development Area") than under the ETD Agreement. If a Development Area is purchased, an Area Development Agreement ("AD Agreement") is executed. When an AD Agreement is executed, the franchisee pays an area development fee equal to $5,000 times the estimated number of franchises which may be established in the Development Area. The initial franchise fee of $28,000 is charged for the first franchise and $16,800 for the second and each subsequent franchise acquired under the AD Agreement.

         CENTERS. On January 31, 1999, the Company had a total of 216 Grease Monkey Centers open. The following table provides certain information pertaining to Grease Monkey Centers as of January 31, 1999:


                                                                                      Centers Open
                            Franchise                                     ----------------------------------
                            Applicants         Franchises Sold (1)        Franchised   Company-Owned   Total
                            ==========         ===================        ==================================
 Arizona                         1                      5                    5                          5
 California                                             13                  11             2            13
 Colorado                        3                      40                  33             20           53
 Florida                                                3                    3                          3
 Georgia                                                1                    1                          1
 Idaho                                                  3                    3                          3
 Illinois                                               1                    1                          1
 Indiana                                                10                  10             1            11
 Iowa                                                   7                    6                          6
 Kansas                                                 5                    5                          5
 Kentucky                                               1                    1                          1
 Maryland                                               5                    4                          4
 Missouri                        4                      4                    3                          3
 Montana                                                1                    1                          1
 Nebraska                                               2                    2                          2
 New Jersey                                             9                    8                          8
 New Mexico                                             1                    1                          1
 New York                                               2                    1                          1
 North Carolina                                         8                    7                          7
 North Dakota                                           1                    1                          1
 Ohio                                                   12                   9                          9
 Pennsylvania                                           10                   9                          9
 Rhode Island                                                                              1            1
 South Carolina                                         11                  11                          11
 Tennessee                                              1
 Texas                                                  3                    3             1            4
 Virginia                                               8                    8                          8
 Washington                                             5                    5             8            13
 West Virginia                                          4                    3                          3
 Wyoming                                                2                    2                          2
 Mexico                          1                      31                   26                         26
                               -----                  -----                -----         -----        -----
 TOTALS:                         9                     209                  183            33          216
                               =====                  =====                =====         =====        =====

(1) Does not include those Centers operated by the Company.

         During 1998, eight franchise licenses were sold and sixteen franchised Grease Monkey Centers were opened. In 1998, ten franchise agreements were terminated for non-performance, three franchise agreements were canceled concurrently with the Company taking over the operations of the Centers, and eight franchises of open Grease Monkey Centers were terminated, in accordance with the franchise agreement when the Centers were closed or sold.

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

         The mark, "GREASE MONKEY, 10 MINUTE LUBE & OIL PROS" and Design, was registered in the State of Colorado and is effective until November of 2004. The mark "GREASE MONKEY, THE TEN MINUTE LUBE PROS" was registered in the State of Colorado and is effective to March 2009.

         The Company has also registered its mark "GREASE MONKEY, THE 10 MINUTE LUBE PROS" and Design with the Canadian Register of Trademarks, its mark "GREASE MONKEY" and Design with the Mexico Register of Trademarks and the Trinidad and Tobago Register of Trademarks, and the monkey design with the United Kingdom Register of Trademarks. These foreign registrations expire between 1999 and 2007 and may be renewed for successive periods.

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

         The Company believes that the Grease Monkey Centers comprise the 4th largest fast lube chain with 216 Grease Monkey Centers operating at February 28, 1999. The largest chain is Jiffy Lube International, Inc., owned by Pennzoil, which has 1,588 centers open, followed by Quaker State Minit-Lube, Inc. (also d/b/a Q Lube), owned by Quaker State Oil Company with 585 centers open. Ashland Oil Co. (d/b/a Rapid Oil Co. or Valvoline Instant Oil Change) follows with 581 open centers.

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

         The Company (with respect to any Center it owns or operates) and its franchisees are subject to federal, state or local regulations regarding the design, construction, operation and closure of storage tanks, including regulations applicable to underground storage tanks ("UST's"). In those locales where required, the operator of a Center must register the number and location of UST's. The registration fee is not a significant capital expenditure and the registration requirement does not place the Company at a competitive disadvantage. In 1998, Federal regulations required UST's either be removed, equipped with leak monitoring devices or meet temporary closure requirements. Temporary closure requires that support of corrosion protection and release detection devices be maintained and that vent lines are left open and functioning and all other lines, pumps, manways, and ancillary equipment are capped and secure. Release detection is not required as long as the UST system is empty. The Company has complied with Federal regulations by installing leak monitoring devices on the underground storage tanks at two of its Centers, has removed underground storage tanks at four of its Centers, has above ground storage tanks at thirteen of its Centers and has met the requirements of temporary closure at fourteen of its Centers, including the removal of contents. Costs associated with the removal of the remaining UST's at Company-owned Centers and at franchised Centers which have UST's where the Company is on the lease is not expected to exceed $150,000.

         The regulations issued by the Environmental Protection Agency and the parallel state regulations require insurance or proof of the financial ability of the owner or operator of a UST to cover any damage caused by leaks from the UST. The fee will vary from state to state. However, all lubrication centers in the same state will be required to purchase the insurance and, therefore, this requirement should not place the Company or its franchisees at a competitive disadvantage, but may result in an increase in the cost of the service.

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

         EMPLOYEES. At January 31, 1999, the Company had 28 full-time employees at its corporate offices, 8 full-time employees at its field offices, and 240 full-time employees in its Company-owned Grease Monkey Centers for a total of 276 employees. From time to time the Company hires part-time employees at its Company-owned Centers.

         POTENTIAL MERGER. On March 26, 1999, the Board of Directors of the Company entered into a merger agreement with QL 3000, Inc., a privately held company based in Jacksonville, Florida. The merger agreement provides that each shareholder of the Company will receive $1.00 for each share of the Company's common stock. Holders of the Company's preferred stock will receive the stated value of their preferred stock plus all accrued and unpaid dividends. QL 3000 must complete debt and equity financing to fund the merger consideration. The Company may terminate the Merger Agreement if QL 3000 has not received a commitment letter for the debt financing by May 25, 1999. In addition, completion of the merger is subject to regulatory and shareholder approvals.

ITEM 2.  DESCRIPTION OF PROPERTY

         At January 31, 1999, the Company owned the buildings, on leased land, at eight Grease Monkey Centers. Of the eight properties, one is leased to a franchisee, and seven are used for Company-owned Centers.

         In addition, the Company owned one developed parcel of real estate in St. Louis, Missouri, two parcels of developed real estate in metropolitan Denver, Colorado, and one parcel of developed real estate in Warwick, Rhode Island. The property in Missouri was sold on February 9, 1999, and the properties in Colorado and Rhode Island house Company-owned Centers. The Company also owns three undeveloped parcels of bare land, two in Colorado and one in Washington.

         The Company's offices and training facility are located at 633 17th Street, Suite 400, Denver, Colorado, 80202. The Company leases a total of 17,907 rentable square feet, which includes offices and a training facility, pursuant to a lease from an unaffiliated entity. The lease expires on November 30, 2008. Rent is approximately $18,000 per month.

         The Company has guaranteed leases or leased and subleased real estate for franchised Grease Monkey Centers. The Company is directly liable on the leases at 22 locations if the franchisees or third parties do not make the lease payments. (See Note F to the Consolidated Financial Statements.)

ITEM 3.  LEGAL PROCEEDINGS

         On December 15, 1998, a demand for arbitration was made against the Company by Navfam, Inc. based upon the Company's alleged breach of a Software License Agreement dated April 7, 1998. That matter is governed by the American Arbitration Association in Los Angeles, California, and has been assigned Case No. 72Y1140138198. Unspecified damages have been claimed by Navfam, Inc. in excess of $250,000. In response to the arbitration demand, the Company has specifically denied Navfam, Inc.'s claim.

         On September 16, 1998, a lawsuit was filed against the Company by Barrett Commercial, Inc. in the United States District Court for the Central District of California, BARRETT COMMERCIAL, INC. V. GREASE MONKEY INTERNATIONAL, INC., No. SACV 98-1123GLT(EEx). In that action, Barrett alleges the existence of a contract with the Company to work as development partners in Southern California for the purpose of building ten stores. Barrett claims unsubstantiated losses of $1,300,000 for expenditures made in pursuing that development which was never completed. Barrett claims the Company is in breach of the alleged agreement as a result of its refusal to reimburse it for those alleged expenditures.

         The Company has generally denied those claims and believes and has asserted that they are frivolous and groundless. Barrett has been unable to produce the alleged contract and the Company believes none was ever created. In addition, the Company believes Barrett lacks any evidence to support his claim of the alleged expenditures pursuant to the Southern California development. The Company intends to defend vigorously said claims and its liability exposure at the present time appears to be nominal. We believe the likelihood of an unfavorable outcome in this matter is remote.

         The Company is involved in various other claims and legal action arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the Company's fourth fiscal quarter of the year ended December 31, 1998, no matter was submitted to a vote of the Company's security holders, either by proxy solicitation or otherwise.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a)      MARKET INFORMATION.

         Since June 1998, the Company's common stock has traded on The OTC Bulletin Board under the symbol GMHC. Prior thereto, the Company's common stock was traded on The Nasdaq Small Cap Market tier of The Nasdaq Stock Market. The following table reports high, low and last sales prices of the common stock as reported by Nasdaq for the periods indicated:


     Period          High Trade    Low Trade     Last Trade
================     ==========    ==========    ==========
1997:
  First Quarter        $ 2.13        $ 1.63        $ 1.75
  Second Quarter       $ 2.06        $ 1.75        $ 1.75
  Third Quarter        $ 2.06        $ 1.63        $ 1.63
  Fourth Quarter       $ 1.44        $ 1.19        $ 1.19

1998:
  First Quarter        $ 1.27        $ 1.17        $ 1.17
  Second Quarter       $ 1.17        $ 1.02        $ 1.04
  Third Quarter        $ 0.90        $ 0.69        $ 0.73
  Fourth Quarter       $ 1.08        $ 0.60        $ 0.81

         Prices represent quotations between dealers and do not include retail mark-ups, mark-downs, or commissions.

         (b)      HOLDERS.

                  As of February 26, 1999, the Company had 2,314 shareholders of record.


         (c)      DIVIDENDS.

         To date, the Company has not paid any cash dividends on its common stock. Holders of the Company's common stock are entitled to receive dividends when and as declared by the Board of Directors out of funds legally available. All accrued and unpaid dividends on the Company's outstanding shares of Series C Preferred stock must be paid before dividends are paid on the Company's common stock. As of the date of filing of this Annual Report on Form 10-KSB, the Company is in arrears in the payment of dividends on the Series C Preferred Stock in the amount of approximately $665,000, which has not been recognized in the financial statements. Under Paragraph 5(d) of the Statement of Designation, Voting Powers, Preferences and Rights of the Series C Preferred Stock ("Statement of Designation"), if dividends on the Series C Preferred Stock are in arrears in an aggregate amount equal to at least four quarterly dividends, the number of members of the Board of Directors of the Company is automatically increased by the smallest number of directors that will constitute at least 25% of the Board of Directors after such increase and the holders of the Series C Preferred Stock (voting as a separate voting group) have the exclusive right to elect, remove or replace such additional directors of the Company. The holders of the Series C Preferred Stock have not notified the Company that they have any intention to elect or serve as Directors.

         As compensation for a guarantee of a standby letter of credit by Jerry D. Armstrong, James B. Wallace, Ray O. Brownlie and J.H. Bander in favor of the Company's landlord for its corporate office space, Messrs. Armstrong and Wallace, who are directors of the Company, and Messrs. Brownlie and Bander who are significant shareholders of the Company, were granted two year warrants to purchase 100,000 shares each of the Company's common stock for $1.05 per share. The warrants were issued in reliance upon the exemption from registration provided by Section 4(a) of the Securities Act of 1933, as amended. Such persons represented to the Company that they acquired the warrants for their own accounts and not with a view to distribution. Each person had available all material information concerning the Company. The certificates evidencing the warrants bear a restrictive legend under the Securities Act of 1933, as amended, and no underwriter was involved in the transaction.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

         The Company reported a net loss of $2,029,848 in 1998 compared to a net loss of $1,158,586 in 1997 and a net loss of $577,123 in 1996.

         The net loss reported in 1998 is in part due to costs associated with the sale, disposition and closure of Centers of $444,725. In addition, general and administrative expenses included approximately $796,000 of non-recurring charges due to terminated projects, severance agreements and settlements. Royalty revenue and other revenue decreased $472,784 and $285,834, respectively, primarily due to settlement agreements entered into with former franchisees in 1997 resulting in approximately $207,000 in royalty revenue and approximately $283,000 in other revenue. Leasing revenue has declined $447,662 when compared with 1997, due in part to a former franchisee abandoning two sites in 1998. During a significant portion of 1998, the Company was not receiving matching revenue for the expense outlay on these Centers. In addition, the Company acquired three franchised sites and was released from nine leases at franchised and third party locations, thus reducing not only rental income, but also the matching rent expense. On August 1, 1998, the Company entered into a Master Franchise

Agreement for the Republic of Mexico. The Master Franchisee retains eighty percent of royalties and franchise fees collected from Mexico franchisees after the effective date of the agreement, which further reduces royalty revenue. Royalty revenue and product and equipment revenue in 1998 were also affected by the average number of franchises open and operating. The Company ended 1998 with a net decrease of five franchised Centers and an increase of two Company-owned Centers over 1997. During 1998, the Company terminated 18 mature franchised Centers and replaced them with 16 new franchised Centers. This compares to the 15 new franchised Center openings in 1997 and 11 franchised Center terminations in 1997. In 1998, the Company also opened two new Company-owned centers, reacquired three Centers from failed franchisees, sold one Center, and closed two Centers. Franchise sales were down in 1998 with eight new franchise licenses sold compared to 14 sold in 1997.

         The net loss reported in 1997 is in part due to costs associated with: the sale, disposition and closure of Centers of approximately $368,000; the accrual of the Company's obligation under a Consultant Agreement with the Company's previous, now current, President of approximately $379,000; increases of approximately $435,000 in the general and administrative areas of salaries, wages and personnel expenses, professional fees, and Company-owned Center division overhead; and losses incurred and or accrued for settlements related to employment, real estate and environmental issues of approximately $176,000. These losses were offset by royalty revenue and other revenue recognized due to a settlement agreement entered into with a former franchisee of approximately $375,000. In addition, other income of approximately $118,000 was recognized based on settlements with two franchisees. 1997 ended with a net increase of three franchised Centers while the number of Company-owned Centers remained at 31 for both year ends. During 1997, the Company opened 15 new franchised Centers and terminated 11 franchised Centers. This compares to the 11 new franchised Center openings in 1996 and 6 franchised Center terminations in 1996. In 1997, the Company also opened one new Company-owned Center, purchased three Centers from franchisees, sold two Centers and closed two Centers. Franchise sales were down in 1997 with 14 new franchise licenses sold compared to 27 sold in 1996.

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

         Operating revenue totaled $20,101,585 in 1998 compared to $21,169,314 in 1997 and $20,142,793 in 1996. The changes in revenue are due primarily to increases or decreases in the number of Company-owned Centers operated during the year and the number of Center openings as well as the number of Centers open and operating. In addition, leasing revenue decreased significantly in 1998 due to the release from nine leases at franchised and third party locations, thus reducing not only rental income, but the matching rent expense, and two sites were abandoned by a former franchisee. An increase in other revenue was recognized in 1997 due primarily to settlements with former franchisees.

         Royalty fees are a percentage of sales (ranging from 3% to 5%) paid monthly by all franchised Grease Monkey Centers. Royalty fee revenue decreased by 14% in 1998 to $2,981,454 and increased 10% in 1997 to $3,454,238. The decrease in royalty fees from 1997 to 1998 is partially due to the recording of the settlement agreement with a former franchisee. Under the settlement agreement, in 1997 the Company recognized approximately $207,200 of royalty fees not previously recognized. Contributing to the decline in royalties in 1998 was the signing of a Master Franchise Agreement for the Republic of Mexico on August 1, 1998, ("the Agreement"). The Agreement is for a term of fifteen years and is renewable for an additional fifteen-year term. The Master Franchisee retains eighty percent of royalties and franchise fees collected from Mexico franchisees after the effective date of the Agreement. The decrease in revenue related to this transaction, when compared with the prior year is approximately $40,000. On a same center basis, royalty income increased 1% or approximately $19,000 over the prior year. New Centers generated approximately $157,500 more in royalties over the prior year. These increases were offset by the loss of royalties related to terminated centers, Centers acquired from franchisees or Centers that were sold and left the system of approximately $327,000. The increase in royalty fees from 1996 to 1997 is due to the recording of a settlement agreement with a former franchisee in 1997, as discussed above. On a same Center basis, royalty income remained relatively constant increasing 4% or approximately $130,000 over the prior year. In addition, new Centers generated approximately $71,000 more in royalties over 1996. These increases were offset by the loss of royalties related to terminated centers and to Centers acquired from franchisees of approximately $112,000. The Company has a "non-accrual" policy wherein royalties are not accrued on certain financially troubled franchisees. In 1998, estimated royalties totaling $229,095 were not recognized as revenue pursuant to this policy, as compared to $146,875 in 1997 and $111,525 in 1996. Any such royalty subsequently collected is recorded as revenue in the period the funds are received.

         The Company has a royalty rebate program for franchisees under which eligible franchisees can receive a rebate of royalties paid. To be eligible, franchisees must be in compliance with their franchise agreement, must be current on amounts owed the Company and pay all amounts coming due the Company on time during the period of the royalty rebate program. Management implemented this program to reward those franchisees who comply with their franchise agreement, have paid the Company on a regular and consistent basis, to accelerate cash flow, and to provide an incentive for franchisees to continue to pay on a timely basis. During 1998, the Company paid a total of $234,142 to franchisees under this program, as compared to $233,486 in 1997 and $259,133 in 1996. The rebate is recorded as a reduction of royalty revenue. The royalty rebate program is not a requirement of the franchise agreement. Continuation of the program is reviewed by management on an annual basis. The royalty rebate program has been extended through December 31, 1999.

         The following table presents the activity of operating Centers:


                                       1998        1997        1996
                                       ----        ----        ----
       Open at beginning of year        218         215         210
       Opened during year                18          16          11
       Terminated                       (18)        (11)         (6)
       Closed                            (3)         (2)         -
                                      ------      ------       -----
       Open at end of year              215         218         215
                                      ======      ======       =====

         The following table presents the number of Centers open, systemwide retail sales, royalty fees, total vehicles serviced and average sale per vehicle for the United States, Mexico and systemwide:


Centers Open:                                               1998                  1997                  1996
                                                      ----------------       ---------------       --------------
  US..............................................                 189                   197                  195
  Mexico..........................................                  26                    21                   20
                                                      ----------------       ---------------       --------------
  Systemwide......................................                 215                   218                  215
                                                      ================       ===============       ==============

Sales (000's):
  US..............................................    $         86,621                89,803               88,910
  Mexico..........................................               3,096                 3,457                2,159
                                                      ----------------       ---------------       --------------
  Systemwide......................................    $         89,717                93,260               91,069
                                                      ================       ===============       ==============

Percent change in sales:
  US..............................................                (4%)                    1%                    -
                                                      ================       ===============       ==============
  Mexico..........................................               (10%)                   60%                  63%
                                                      ================       ===============       ==============
  Systemwide......................................                (4%)                    2%                   1%
                                                      ================       ===============       ==============

Royalty fees (000's):
  US..............................................    $          2,910                 3,325                3,078
  Mexico..........................................                  71                   129                   66
                                                      ----------------       ---------------       --------------
  Systemwide......................................    $          2,981                 3,454                3,144
                                                      ================       ===============       ==============

Percent change in royalties:
  US..............................................               (12%)                    8%                 (2%)
                                                      ================       ===============       ==============
  Mexico..........................................               (45%)                   95%                  14%
                                                      ================       ===============       ==============
  Systemwide......................................               (14%)                   10%                 (2%)
                                                      ================       ===============       ==============

Vehicles serviced (000's):
  US..............................................               2,574                 2,730                2,731
  Mexico..........................................                 144                   154                  103
                                                      ----------------       ---------------       --------------
  Systemwide......................................               2,718                 2,884                2,834
                                                      ================       ===============       ==============

Average sale per vehicle:
  US..............................................    $          33.65                 32.89                32.55
                                                      ================       ===============       ==============
  Mexico..........................................    $          21.55                 22.41                21.04
                                                      ================       ===============       ==============
  Systemwide......................................    $          33.01                 32.33                32.14
                                                      ================       ===============       ==============

                                      12

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


                                                                 1998                 1997                  1996
                                                          ----------------       ---------------       -------------
Franchise licenses issued:
  US (1)...........................................                      4                    10                  20
  Mexico...........................................                      4                     4                   7
                                                          ----------------       ---------------       -------------
    Total..........................................                      8                    14                  27
                                                          ================       ===============       =============
Franchise fees paid:
  US...............................................       $         66,000               250,500             386,600
  Mexico...........................................                 74,000               124,000             154,800
                                                          ----------------       ---------------       -------------
    Total..........................................       $        140,000               374,500             541,400
                                                          ================       ===============       =============
Franchise costs deferred:
  US...............................................       $         27,096                61,976              99,964
  Mexico...........................................                 31,440                 7,600              11,177
                                                          ----------------       ---------------       -------------
    Total..........................................       $         58,536                69,576             111,141
                                                          ================       ===============       =============
Franchises opened:
  US (1)...........................................                      8                    14                   6
  Mexico...........................................                      8                     1                   4
                                                          ----------------       ---------------       -------------
    Total                                                               16                    15                  10
                                                          ================       ===============       =============
Franchise fees recognized on openings:
  US (2)...........................................       $        171,090               229,401             104,900
  Mexico...........................................                201,600                28,000              78,400
                                                          ----------------       ---------------       -------------
    Total..........................................       $        372,690               257,401             183,300
                                                          ================       ===============       =============
Franchise costs recognized on openings:
  US (3)...........................................       $         51,187                78,222              11,683
  Mexico...........................................                 37,056                 7,600              21,160
                                                          ----------------       ---------------       -------------
    Total..........................................       $         88,243                85,822              32,843
                                                          ================       ===============       =============
Undeveloped franchise
  licenses/applications cancelled..................                     25                     -                   5
                                                          ================       ===============       =============
Income recognized on
  cancellations....................................       $        202,491                     -              27,563
                                                          ================       ===============       =============

(1) Excludes franchise licenses related to refranchised Company-owned Centers during the year; none in 1998, three in 1997 and five in 1996.

(2) Excludes franchise fees related to refranchised Company-owned Centers; none in 1998, $58,800 in 1997 and $128,800 in 1996.

(3) Excludes franchise costs related to refranchised Company-owned Centers; none in 1998 and 1997 and $5,000 in 1996.

         At December 31, 1998, 26 franchises had been sold which were not open and commitment fees for 9 franchises had been paid, representing $467,253 in deferred franchise sales revenue, compared to 49 unopened franchises and commitment fees for 24 franchises representing $985,470 in deferred franchise sales revenue at the end of 1997.

         The Company terminated twenty-five undeveloped licenses/applications in 1998, none in 1997 and five in 1996 for non-performance, representing income of $202,491 in 1998 and $27,563 in 1996.

         In 1998, the Company realized marketing allowances and gross margins on product and equipment sales of $371,775, as compared to $460,359 in 1997 and $436,033 in 1996. Product and equipment revenue represents the sale of fluid dispensing equipment and other supplies to franchisees, and marketing allowances relate to the sale of oil filters, air filters, oil additives and certain other products. Marketing allowances and gross margins on product and equipment sales decreased $88,584 in 1998. The number of Center openings and closures during a period will impact product and equipment revenue. Five of the Mexico Center openings were completed after the signing of the Master Franchise Agreement and thus did not purchase product and equipment through the U.S. vendor programs. Revenue in 1997 was comparable to that of 1996.

         Company-owned Centers at December 31, 1998, include 20 Centers located in Denver, Colorado, 8 Centers in Seattle, Washington, 2 Centers in California and 1 Center each in Indiana, Texas and Rhode Island.

         The following table shows the Company's activity with respect to Company-owned Centers over the past three years:


                                                      1998            1997            1996
                                                      ----            ----            ----
     Company-owned Centers at
       the beginning of the year.................         31               31              29
     New Centers built or
       purchased.................................          2                4               2
     Centers acquired from
       failed franchisees........................          3                -               5
     Centers refranchised........................          -               (2)             (5)
     Centers closed..............................         (3)              (2)              -
                                                     ---------         --------        --------
     Company-owned Centers at
       the end of the year.......................         33               31              31
                                                     =========         ========        ========
     Average number of
       Centers operated during
       the year based on number
       of months operated........................         31               31              32
                                                     =========         ========        ========


         Company-owned Centers have become a significant portion of the Company's business since 1990. Historically, Company-owned Centers were Centers relinquished by failed franchisees, acquired from franchisees through the Company's exercise of its right of first refusal, or purchased by the Company. Centers which, in the past, have been acquired from failed franchisees were acquired due to the failure of the franchisee to pay amounts due the Company, principally rents and royalties.

         The following table sets forth the results of operations from Company-owned Centers:


                                                            Year Ended December 31,
                                                   -------------------------------------------
                                                       1998           1997             1996
                                                   -----------     -----------      ----------
Income before depreciation,
  amortization and division overhead..........       2,373,964       2,052,704       2,011,429

Depreciation..................................        (590,569)       (564,846)       (565,490)
Amortization..................................        (246,881)       (259,812)       (225,518)
Company-owned Centers division
  overhead (1)................................        (695,985)       (819,154)       (678,476)
                                                   -----------     -----------      ----------
Operating income from
  Company-owned Centers (2)...................     $   840,529         408,892         541,945
                                                   ===========     ===========      ==========
Number of Centers by category:
  Built or purchased..........................              24              25              21
  Failed franchises acquired..................               9               6              10
                                                   -----------     -----------      ----------
     Total....................................              33              31              31
                                                   ===========     ===========      ==========


(1) Consists of management, accounting and administrative personnel and their related expenses which are directly identifiable to the Company-owned Centers division and is included in general and administrative expenses in the Company's financial statements.

(2) Included in the above operating results are results from refranchised centers through the date of sale.

         Leasing revenue represents revenue primarily derived from properties subleased by the Company to franchisees and third parties. Leasing revenue, which includes rent and interest income related to capital and operating leases, was $1,100,214 in 1998; $1,547,876 in 1997 and $1,434,086 in 1996. Leasing
revenue has declined $447,662 from 1997. Factors contributing to the decline include: the abandonment of a franchise site late in the third quarter of 1997 resulting in the Company being required to subsidize the rent to obtain a new subtenant; a former franchisee abandoned two sites in 1998, and the Company did not receive matching revenue for the expense outlay on these Centers during the year (the Company has entered into new sublease agreements for these two centers in 1999). In addition, during 1998 the Company acquired three franchise sites and was released from nine leases at franchised and third party locations, thus reducing not only rental income, but also the matching rent expense. The Company also sold one of its owned property locations and put another location up for sale losing the third party subtenant income on those sites as well.

         Leasing expense represents leasing costs incurred in connection with properties leased by the Company and then subleased to franchisees and third parties. Leasing expense, which includes rent and interest expense related to capital and operating leases, was $1,282,530 in 1998; $1,549,315 in 1997 and $1,376,677 in 1996.

         The following table summarizes General and Administrative Expenses:


                                                              1998            1997            1996
                                                          ------------     -----------     ----------
Salaries, wages and personnel
  expenses........................................        $   2,121,976      2,213,725      2,007,997
Travel and entertainment
  expenses........................................              307,389        374,665        375,460
Office expenses...................................              601,027        631,059        648,552
Franchise development and
  training expenses...............................              163,372        121,467         48,555
Franchise sales and promotional
  expenses........................................               56,084         98,875         90,276
Terminated projects...............................              367,156         12,644        206,469
Litigation, including legal fees
  and related costs...............................              246,587        137,612        344,139
Professional fees - legal, tax and
  accounting......................................              261,281        233,910        145,733
Company-owned Centers division
  overhead........................................              693,941        819,150        678,476
Loss on sale of assets/asset
  impairment......................................               60,618         65,490          1,110
Consultant Agreement/severance
  expenses........................................              314,825        459,420              -
Other.............................................              403,676        214,456        193,614
                                                          -------------     ----------     ----------
  Total general and
    administrative expenses.......................        $   5,597,932      5,382,473      4,740,381
                                                          =============     ==========     ==========


         General and Administrative expenses increased 4% in 1998 over 1997. This increase is a result of several factors. One such factor was a severance accrual in the amount of $314,825 for the Company's former President and Chief Executive Officer, the former Senior Vice President of Operations and other employees. The Company had also previously entered into an agreement for the development of a new point of sale system to be used at both Company-owned and franchised Centers. Upon review of the agreement by current management, further development was terminated and costs capitalized to date were expensed in the amount of approximately $230,000. As mentioned previously, during 1998 the Company entered into a Master Franchise Agreement for the Republic of Mexico. Based upon this agreement, certain assets related to operations in Mexico were evaluated and adjusted, resulting in a write-off of approximately $132,000. Other factors include costs associated with a potential corporate restructuring of approximately $110,000 and increases in litigation expenses, including legal fees and related costs of approximately $109,000. These increases were offset by decreases in costs associated with salaries, wages and personnel expenses of approximately $91,000, travel and entertainment expenses of approximately $67,000, and Company-owned Centers division overhead of approximately $125,000.

         The 14% increase in general and administrative expenses from 1996 to 1997 is due primarily to the accrual of the Company's obligation under a Consultant Agreement with the Company's previous, now current, President as described above. Other factors include increases in Company-owned Centers division overhead, professional fees related to legal issues, salaries, wages and personnel expenses and franchise development and training expenses.

         The provision for credit losses increased in 1998 to $310,708 from $253,368 in 1997 and from $206,221 in 1996. The increase in 1998 is primarily attributed to a former franchisee that abandoned two sites in 1998, which required additional provisions. Additional provisions were also recorded on all Mexico franchisees that were delinquent on August 1, 1998, when the Company entered into a Master Franchise Agreement for the Republic of Mexico discussed previously. The increase in 1997 is due primarily to a more aggressive policy for addressing non-performing accounts, which resulted in additional provisions on eight non-performing franchisee accounts.

         Depreciation expense totaled $723,115 in 1998 compared to $688,041 in 1997 and $694,241 in 1996. The depreciation expense increased $35,074 in 1998, primarily due to increased capital expenditures in 1998. A new phone system was installed in the corporate office in addition to new computer equipment and software programs. This is a part of the process the Company is currently undertaking to become "Year 2000" compliant. Company-owned Centers capital expenditures also increased primarily due to two new Center openings. The depreciation expense in 1997 compared to 1996 remained relatively constant. Amortization expense totaled $289,829 in 1998 compared to $284,689 in 1997 and $245,454 in 1996. The increase in amortization expense from 1996 to 1997 is due to the purchase of two Company-owned Centers in 1997.

         Gain (loss) on sale/disposition/closure of Centers represents the net results of the refranchising/disposal/closure of Company-owned Centers. When the Company refranchises a Center, a franchise license fee is included in the sales price and included in the resulting gain or loss on sale. The loss of $444,725 in 1998 represents the closure of two Company-owned Centers in 1998, marketing allowances paid based on subsidies granted certain franchisees on the refranchising of Company-owned Centers in 1996 and additional costs incurred in 1998 related to the closure of Company-owned Centers closed in 1997. In addition, losses were recognized on the sale of a Company-owned Center to a third party, and the foreclosure of two franchised Centers. An impairment assessment was recorded on two Centers that were abandoned by a franchisee, and one Company-owned Center, which sold in 1999. The Company signed a Management Agreement at two of its Company-owned Centers, and recorded an impairment assessment. The loss of $368,169 in 1997 represents the refranchising of two Company-owned Centers, the sale of one Center, the closure of three Centers, and marketing allowances paid based on subsidies granted certain franchisees on the refranchising of Company-owned Centers in 1996.

         In 1998, the Company recognized $202,491 in franchise sales revenue resulting from license cancellations. There were no license cancellations in 1997.

         Interest expense includes interest on debt financing and interest recorded on capital leases of Company-owned Centers. The increase in interest expense from $774,671 to $827,185 in 1998 was due primarily to an increase in average debt outstanding of approximately $1,150,000. This increase is due in part to borrowings associated with the purchase of two Centers late in the first quarter of 1997, and two Centers purchased/developed in 1998. Also, approximately $600,000 ($409,000 from a related party) was borrowed in 1998 for working capital. Capital leases were entered into for Company-owned Centers in the early third quarter of 1997 and the late second quarter of 1998, thus adding to interest expense.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES

         The Company currently has lines of credit with varying interest rates from a or guaranteed by a related party. The lines total $489,000 of which $484,500 was outstanding at December 31, 1998. Monthly payments are for interest only and the balance is due upon demand.

         In September 1997, the Company entered into a $5,000,000 Loan Agreement with a bank. In connection with the Company entering into a Master Supply Contract with a motor oil supplier, the supplier agreed to guarantee the loan. Draws under the Loan Agreement were used for the purpose of paying off certain debt, including the Company's former Loan Agreement and Fast Lube Supply Agreement, and will be used for acquiring, constructing and/or developing Company Centers and for working capital. Any draws are evidenced by notes which amortize over ten years with a five year ballon payment and bear interest at a rate provided under the Loan Agreement plus guarantee fees. For an increased guarantee fee, the Company can extend the payment terms an additional five years. An initial draw of $2,620,000 was made on September 29, 1997, with interest at 9.26% plus guarantee fees. Additional draws totaling $2,198,600 were made in 1998 with an average interest rate of approximately 9% plus guarantee fees. As of December 31, 1998, approximately $4,533,000 is outstanding under the loan agreement. The remaining $181,400 available for draw on the Loan Agreement was drawn in the first quarter of 1999.

         In May 1996, the Company entered into a Business Loan Agreement with a bank for a $2,000,000 three year line of credit. Funds drawn under the line are restricted to the development of new Centers. The Company has the right to select an optional interest rate as described in the agreement, however, in no case will the interest rate exceed the bank's reference rate. In exchange for a supply agreement on any Centers built utilizing the line of credit, a motor oil supplier agreed to guarantee the line. As of December 31, 1998, there were no amounts outstanding under this line of credit.

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

LIQUIDITY

         Cash provided by operations during 1998 was $180,773 as compared to $931,907 in 1997. The most significant factors contributing to this variance were the prior year settlement agreements entered into with former franchisees as discussed previously; a decline in royalty revenue and collections; a decrease in franchise sales; losses in leasing activities and increased financing costs. Offsetting these negative factors was an improved operating margin at Company-owned Centers.

         Cash used for investing activities was $1,819,082 in 1998 and $714,473 in 1997. Cash provided in both periods consisted primarily of receipts on direct financing leases, of $169,562 in 1998 and $189,926 in 1997 and receipt of payment on notes receivable from developers of $190,000 in 1998 and $225,000 in 1997. Additional cash was received in 1998 and 1997 of $115,450 and $116,901 with the sale/refranchising of one and three Company-owned Centers, respectively. Cash used in investing activities for 1998 and 1997 consisted primarily of cash used for the development/purchase of Centers of $1,594,658 and $729,493. Additional cash was used in both periods for the purchase of property and equipment, primarily at the Company-owned Centers.

         Cash provided by financing activities was $1,601,565 in 1998 and cash used in financing activities was $359,965 in 1997. Cash provided by financing activities in 1998 consisted primarily of proceeds from long-term obligations for the development of Centers and working capital of $2,683,100. Cash provided by financing activities in 1997 included proceeds from long-term debt of $3,045,000 (of which approximately $2,048,000 was used to repay existing debt), and proceeds from the sale of common stock of $282,563. Cash used to reduce long-term debt was $666,293 in 1998 and $3,316,796 in 1997 and cash used to reduce capital lease obligations was $439,362 in 1998 and $409,115 in 1997.

         The Company does not have any material commitments for capital expenditures other than for the required replacement or upgrade of underground storage tanks at Company-owned Centers and the costs to achieve Year 2000 compliance.

         The Company has incurred losses from operations that have increased over the past three years coupled with a decrease in cash flow from operations for the same period. As of December 31, 1998, the Company had a working capital deficit of $1,807,953 and total liabilities exceeded total assets. These factors among others may indicate that the Company may not be able to meet its obligations in a timely manner without increased cash flow from operations, sale of non-producing assets or additional financing.

         The Company has taken steps to reduce losses and generate cash flow from operations and anticipates the sale of non-producing assets which will generate sufficient cash flow to meet its obligations in a timely manner. Should the Company be unable to achieve its projected level of cash flow from operations or sell its non-producing assets, additional financing could be necessary. The Company has entered into a merger agreement (see Note K to the Consolidated Financial Statements) that would result in the sale of the Company. As a result of the current merger agreement, the Company is not actively investigating financing alternatives. Should the merger not proceed, the Company believes it could obtain additional financing, however, there can be no assurance that such financing would be available on a timely basis or on acceptable terms.

THE YEAR 2000 ISSUE

THE PROBLEM

         The Year 2000 issue is the result of the inability of hardware, software and control systems to correctly identify two-digit references to specific years, beginning with the Year 2000. This could result in system failures or miscalculations causing disruptions of the Company's operations and the Company's suppliers.

STATE OF READINESS

         The Company has instituted a Year 2000 project. As part of the project, the Company has completed an initial evaluation of its computer systems and significant software programs. This evaluation included the Company's network hardware and software, Point-of-Sale hardware and software at the Company-owned Centers and accounting and business process software. Based on the results of the initial evaluation, the Company has developed an implementation plan to replace the systems noted in the Company's initial evaluation that did not appear to be Year 2000 compliant. The Company estimates this process to be completed by August 1999.

         As part of the Company's Year 2000 project, the Company plans to contact its significant third party suppliers, such as the Company's oil and parts suppliers, to determine the extent to which the Company is vulnerable to its suppliers' failure to remediate their Year 2000 issues. The Company plans to complete the contacts with suppliers by the end of the second quarter 1999. However, the Company cannot assure that third-party suppliers will adequately address their Year 2000 issues or that failure of the third-party suppliers to address their Year 2000 issues would not have a material adverse effect on the Company or its operations.

         In addition, the Company has commenced initial communication with its franchisees to determine the extent to which the Company is vulnerable to the franchisees' failure to remediate their Year 2000 issues. The Company plans to complete the contacts with its franchisees by the end of the second quarter 1999. However, the Company cannot assure that the franchisees will adequately address their Year 2000 issues or that failure of the franchisees to address their Year 2000 issues would not have a material adverse effect on the Company or its operations.

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

         Expenditures through December 31, 1998, have been minimal. Based upon the findings at December 31, 1998, the Company's estimated costs of becoming Year 2000 compliant are less than $150,000.

THE RISKS ASSOCIATED WITH THE COMPANY'S YEAR 2000 ISSUES

         The Company's failure to resolve Year 2000 issues on or before December 31, 1999, could result in system failures or miscalculation causing disruption in operations and normal business activities. Additionally, failure to timely remediate Year 2000 issues by third parties upon whom the Company's business relies could result in disruptions in the Company's supply of parts and materials or result in other problems related to the Company's daily operations.

CONTINGENCY PLAN

         The Company is currently working on a contingency plan for all critical aspects of the Year 2000 issues and anticipates to have such a plan completed by the second quarter of 1999.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         (a)   IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS.

               DIRECTORS.

         The present term of office of each director will expire at the next Annual Meeting of Shareholders. The name and position with the Company and age of each director and the period during which each director has served are as follows:


         Name and Position, if                                      Director
         any, in the Company                  Age                     Since
         ---------------------              --------                ---------
         James B. Wallace                      70                      1991
         (Chairman of the Board
         and Chief Executive Officer)

         Rex L. Utsler                         53                      1998*
         (President, Chief
         Operating Officer and
         Corporate Secretary)

         Jerry D. Armstrong                    68                      1991

         Jim D. Baldwin                        66                      1994

         Cortlandt S. Dietler                  77                      1995

         Wayne H. Patterson                    53                      1994

         George F. Wood                        55                      1991


There are no arrangements or understanding between any director and any other person pursuant to which any director was selected as such.

* Mr. Utsler previously held the positions of President and Chairman of the Board of Grease Monkey Holding Corporation, Grease Monkey International, and all other wholly-owned subsidiaries of the Company from March 1991 through February 1996.

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


         Name of Executive Officer                                Officer
         and Position in Company                         Age       Since
         -------------------------                     -------    --------
         James B. Wallace                                 70        1998
         (Chairman of the
         Board and Chief
         Executive Officer)

         Rex L. Utsler                                    53        1998*
         (President, Chief
         Operating Officer
         and Corporate Secretary)

         Michael J. Brunetti                              42        1995
         (Vice President -
         Franchise Sales, Development & Real Estate)


* Mr. Utsler previously held the positions of President and Chairman of the Board of Grease Monkey Holding Corporation, Grease Monkey International, and all other wholly-owned subsidiaries of the Company from March 1991 through February 1996.

               BUSINESS EXPERIENCE.

         The following is a brief account of the business experience for at least the last five years of each director and executive officer of the Company:


   Name of Director
   or Executive Officer    Principal Occupation During the Last Five Years
   --------------------    -----------------------------------------------
   Rex L. Utsler           President, Chief Operating Officer and Director of
                           Grease Monkey Holding Corporation ("GMHC"), Grease
                           Monkey International, Inc. ("GMI"), and all other
                           wholly-owned subsidiaries of the Company since
                           September 1998.  Consultant to GMHC March 1996 -
                           September 1998.  President and Chairman of the
                           Board of GMHC, GMI and all other wholly-owned
                           subsidiaries of the Company March 1991 - February
                           1996.  President and Chief Executive Officer of
                           both First of September Corporation, a financial
                           investment group, and its predecessor, Bountiful
                           Corporation, which was involved in crude oil
                           gathering, transporation and marketing from 1979 -
                           June 1997.  Director and Vice President of
                           FanEnergy Inc. since 1997.

   Michael J. Brunetti     Vice President, Franchise Sales, Development and
                           Real Estate of GMI since September 1998; Vice
                           President, Franchise Development of GMI from July
                           1995 to September 1998; Director of Region
                           Development - Western Region for Moto Photo Inc.,
                           a franchisor of photography imaging centers, from
                           March 1993 to July 1995.  Employed by Taco Johns
                           International, Inc., a franchisor of fast food
                           Mexican style restaurants, most recently as Vice
                           President of Franchise Development, from August
                           1987 to August 1992.

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

         Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during and for the Company's fiscal year ended December 31, 1998, the following directors, officers and more than ten percent shareholders of the Company who failed to timely file a Form 3, Form 4 or Form 5 were: Jerry D. Armstrong, James B. Wallace and George F. Wood who each have not filed a Form 4 reporting two transactions, and Ray O. Brownlie, J.H. Bander, Cortlandt S. Dietler, Wayne H. Patterson, and Jim D. Baldwin who each have not filed a Form 4 reporting one transaction.

ITEM 10.  EXECUTIVE COMPENSATION

         (a) and (b) GENERAL AND SUMMARY COMPENSATION TABLE

         The following table shows all plan and non-plan compensation paid by the Company and its subsidiaries to the below named executive officers of the Company for services rendered for the fiscal years ended December 31, 1998, 1997 and 1996. No other executive officers of the Company received total cash compensation from the Company and its subsidiaries that exceeded $100,000 for the fiscal year ended December 31, 1998:

                         SUMMARY COMPENSATION TABLE


                                                                                                    Long Term
                                                                                                    Securities
                                                                               Other Annual         Underlying
    Name                   Principal Position              Year    Salary     Compensation       Options/SAR's(#)
    ----                   ------------------              ----    ------     -------------      ----------------
Rex L. Utsler   President and Chief Operating Officer and
                Director of GMHC and GMI(1)                1998   $177,907        2,400 (2)              -
                                                           1997   $179,868        8,386 (2)              -
                                                           1996   $163,417       11,450 (2)            12,500

Charles E.      President and Chief Executive Officer and
Steinbrueck     Director of GMHC and GMI (3)               1998   $130,481            -                  -
                                                           1997   $114,182            -               750,000
                                                           1996   $  -                -                10,000


(1) Mr. Utsler resigned as the Chairman of the Board and President of the Company on February 6, 1997, and returned to the Company as President and Chief Operating Officer on September 17, 1998, and was also named a Director on that date. Mr. Utsler was paid under a consulting contract during the interim period (amounts paid under the contract are included above). See "Item 12. Certain Relationships and Related Transactions."

(2) Includes costs of a leased car, country club dues and the Company's 401(k) matching contribution in 1996 and 1997 and costs of a leased car in 1998.

(3) Mr. Steinbrueck became President and Chief Executive Officer on February 6, 1997, and resigned from those positions on September 16, 1998. Mr. Steinbrueck served as a Director from 1994 - 1998. Mr. Steinbrueck continues to be paid under an Employment Agreement with the Company through January 2000. See "Item
12. Certain Relationships and Related Transactions."

         COMPENSATION UNDER PLANS

         On May 4, 1992, GMI adopted the Grease Monkey International, Inc. 401(k) Savings and Retirement Plan and Trust Agreement (the "Plan"), effective as of April 1, 1992, and as amended September 1, 1998. U.S. Bank National Association is Trustee under the Plan. At present, the Company contributes to the Plan on a quarterly basis in an amount equal to 50% of the employees' contribution, up to a maximum of 6% of the employees' compensation. The Company's contribution is paid with its $0.03 par value common stock valued at market on the date of the contribution. During 1998, the Company contributed 10,810 shares to the Plan at an average of $1.25 per share. During 1997, the Company contributed 33,234 shares to the Plan at an average of $1.36 per share.

         (c) and (d)  STOCK OPTION, GRANTS AND EXERCISES .

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

         The 1986, 1993 and 1994 Plans are administered by an Option Committee of not less than three persons appointed by the Board of Directors. The members of the Option Committee for 1998 were Jerry D. Armstrong, Jim D. Baldwin and George F. Wood. The Option Committee did not meet during 1998. New members of the Option Committee will be selected after the Annual Meeting of Shareholders.

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

         No options were granted to or exercised by Rex L. Utsler or Charles E. Steinbrueck during the year ended December 31, 1998.

         The following table sets forth information pertaining to the options that were held by Rex L. Utsler and Charles E. Steinbrueck as of December 31, 1998. Neither Mr. Utsler nor Mr. Steinbrueck exercised any options during the year ended December 31, 1998.

   Aggregated Option/SAR Exercises in Last Fiscal Year and Option/SAR Values

                         Number of Securities      Value of Unexercised In-the-
                        Underlying Unexercised         Money Options/SARs at
                       Options/SARs at FY-End(#)              FY-End
                       -------------------------     -------------------------
Name                   Exercisable/Unexercisable     Exercisable/Unexercisable
                       -------------------------     -------------------------
Charles E.
Steinbrueck                    330,000/0                     - 0 - (1)
Rex L. Utsler                  62,500/0                      - 0 - (1)

     (1) The exercise prices were above the market price of the common stock on December 31, 1998.

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

         (h)  REPORT ON REPRICING OF OPTIONS/SARS.  None.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

         (a) and (b) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of February 26, 1999, the number of shares of the Company's $0.03 par value common stock owned by each person who owned of record, or was known to own beneficially, more than 5% of the number of shares of the Company's outstanding common stock, sets forth the number of shares of the Company's outstanding common stock beneficially owned by each of the Company's directors, and sets forth the number of shares of the Company's common stock beneficially owned by all of the Company's directors and officers as a group:


                                                                               Shares
                                                                              Underlying
                                                                               Presently
                                                             Shares           Convertible
                                                           Underlying          Series C
                                        Shares of           Presently          Preferred
         Name of                         Common            Exercisable           Stock
       Beneficial                         Stock            Options and         and Unpaid               Total          Percent of
        Owner(1)                          Owned           Warrants (3)        Dividends(4)            Ownership        Class (6)
       ----------                        -------          ------------        -----------             ---------        ----------
Rex L. Utsler(2)(5)                      640,315              62,500             56,473                759,288            15.9%

Jerry D. Armstrong(2)                    438,820             140,000             87,406                666,226            13.7%

James B. Wallace(2)                      443,821             135,000             61,410                640,231            13.2%

Cortlandt S. Dietler(2)                   55,556              30,000             20,797                106,353             2.3%

George F. Wood(2)                         38,639              35,000              5,199                 78,838             1.7%

Wayne H. Patterson(2)                        -                47,500             25,997                 73,497             1.6%

Jim D. Baldwin(2)                            -                32,500             12,998                 45,498             1.0%

All officers and directors as
   a group (8 persons)                 1,617,151             532,500            270,280              2,419,931            44.4%

Ray O. Brownlie(2)                       442,375             100,000             61,410                603,785            12.6%

J. H. Bander(2)                          407,709             100,000             61,410                569,119            11.8%

Charles E. Steinbrueck(2)                190,476             330,000             38,995                559,471            11.2%

         (1) All beneficial owners listed have sole voting and/or investment power with respect to the shares shown unless otherwise indicated.

         (2) The address for Rex L. Utsler is 633 17th Street, Suite 400, Denver, Colorado 80202. The address for Messrs. Armstrong, Wallace, Brownlie and Bander is 475 17th Street, Suite 1300, Denver, Colorado 80202. The address for Charles E. Steinbrueck is P.O. Box 6226, Denver, Colorado 80206. The address for Cortlandt S. Dietler is 2750 Republic Plaza, 370 Seventeenth St., Denver, Colorado 80202. The address for George F. Wood is 55 Madison Street, Suite 680, Denver, Colorado 80206. The address for Wayne H. Patterson is 384 Inverness Drive South, Suite 200, Englewood, Colorado 80112. The address for Jim D. Baldwin is 706 Golf Club Drive, Castle Pines Village, Colorado 80104.

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

         (c) CHANGES IN CONTROL. On March 26, 1999, the Board of Directors of the Company entered into a definitive merger agreement with QL 3000, Inc., a privately held company based in Jacksonville, Florida. The merger agreement provides that each shareholder of the Company will receive $1.00 for each share of the Company's common stock. Holders of the Company's preferred stock will receive the stated value of their preferred stock plus all accrued and unpaid dividends. QL 3000 must complete debt and equity financing to fund the merger consideration. The Company may terminate the merger agreement if QL 3000 has not received a commitment letter for the debt financing by May 25,1999. In addition, completion of the merger is subject to regulatory and shareholder approvals.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On February 5, 1997, the Company entered into a Consultant Agreement with Rex L. Utsler. The original term of the Agreement was from March 4, 1997 through March 3, 1999. The agreement required Mr. Utsler to perform such duties and services as may be assigned to him from time to time at the direction of the Company. For these services, Mr. Utsler was paid a fee of $16,071 per month, was reimbursed for his expenses incurred on behalf of the Company and received medical benefits provided generally to the Company's employees. When Mr. Utsler returned to the Company as President, Chief Operating Officer and Director, the Agreement was amended. The monthly consulting fees of $16,071 were suspended. The remaining, unpaid consulting fees from the period September 18, 1998 through March 3, 1999, will convert to severance payments in the event of any change in the employment relationship between Mr. Utsler and the Company, including a change in control of the Company. In addition, Mr. Utsler will accrue one month of additional severance pay effective beginning September 18, 1998, for each month of employment as President and Chief Operating Officer, to a maximum severance compensation of 24 months' pay.

         On August 5, 1991, the Company issued warrants to First of September Corporation to purchase 500,000 shares of its common stock for $1.50 per share. In exchange, First of September Corporation provided the Company with a $750,000 line of credit which was repaid on March 23, 1994, and was canceled. The warrants were to expire on August 4, 1996, but were extended in March 1996 by the Board of Directors to August 4, 1998, as consideration for First of September Corporation's agreement to cooperate in an equity and debt financing, then under consideration. The increase in the estimated fair value of the warrants of $54,000 was recorded as an increase in stockholder's equity and deferred offering costs. The offering costs were subsequently written off when the proposed financing was abandoned. On June 30, 1997, First of September Corporation was dissolved and any ownership of the Company's common stock, preferred stock and the warrants mentioned previously were transferred to First of September Corporation's shareholders. The warrants were allowed to expire.

         During 1998, the Company borrowed a total of $409,000 from Brownlie, Wallace, Armstrong and Bander Exploration, a related party of the Company. The principals of Brownlie, Wallace, Armstrong and Bander Exploration, James
B. Wallace and Jerry D. Armstrong, are directors and shareholders, and Ray O. Brownlie and J.H. Bander are shareholders of the Company. The notes are due upon demand and bear interest at one percent over the Bank National Association Reference Rate. At December 31, 1998, these rates varied from 8.5 to 8.75 percent. During 1998, the Company expensed $16,330 in interest, all of which was accrued at December 31, 1998. In addition, this related party guaranteed a note payable with a bank in the amount of $75,500.

         As compensation for a guarantee of a standby letter of credit in favor of the Company's landlord for its corporate office space, the four principals of the previously mentioned related party were granted two year warrants to purchase 100,000 shares each of the Company's common stock for $1.05 per share. The $292,000 letter of credit expires on February 1, 2000, and the balance decreases on a quarterly basis beginning January 1, 1999. The fair value of the warrants (approximately $116,000) was recorded as an increase in stockholder's equity and as an other asset which will be amortized over the term of the letter of credit.

         On March 12, 1998, the Company entered into an Employment Agreement ("Agreement") with Charles E. Steinbrueck pursuant to which the Company employed Mr. Steinbrueck as the President and Chief Executive Officer of the Company effective January 20, 1997. Upon Mr. Steinbrueck's resignation in September 1998, the Company began paying Mr. Steinbrueck under said agreement and payments will continue through January 2000, at his then current annual salary of $125,000. Pursuant to the Agreement, Mr. Steinbrueck was granted stock options for 750,000 shares of the Company's common stock that have an exercise price of $1.3125 per share. The options vested as to 100,000 shares as of January 20, 1997, and options for the remaining 650,000 shares were to vest over a three year period, subject to the attainment by the Company of certain performance criteria, so that options with respect to 200,000 shares would become exercisable on December 31, 1997, options with respect to 200,000 shares would become exercisable on December 31, 1998, and options for 250,000 shares would become exercisable on December 31, 1999. The options were only to become exercisable if the Company attained minimum corporate earnings for the years ended December 31, 1997, 1998 and 1999 of $500,000, $1,000,000 and $1,500,000, respectively, if the Company achieved a compounded growth rate in gross revenue of 20% for each year from 1997 through 1999 and if the Company was within

75% of the growth target for new unit openings in the business plan established by the Board of Directors for the Company. Although the Company did not meet the performance criteria for the year ended December 31, 1997, the Board of Directors of the Company and the Compensation Committee determined that 200,000 shares would be exercisable as of December 31, 1997, pursuant to the option granted to Mr. Steinbrueck. The options expire on December 31, 2002, if not previously exercised. The remaining 450,000 options were cancelled upon Mr. Steinbrueck's departure.

         The Agreement provides that Mr. Steinbrueck will not compete with the Company during the term of the Agreement and for a period of two years following the termination thereof.

         On January 20, 1997, the Company sold 190,476 shares of the Company's common stock to Mr. Steinbrueck for a total of $250,000.

         On January 30, 1998, the Company entered into an Employment Agreement with Gary L. Wofford pursuant to which the Company employed Mr. Wofford as Vice President of System Sales and Support. Upon Mr. Wofford's resignation in September 1998, the Company began paying Mr. Wofford under the Employee Agreement and payments will continue through September 1999 at his then current annual salary of $97,500.

         The Employment Agreement provided that Mr. Wofford will not compete with the Company during the term of the Employment Agreement and for a period of two years following the termination thereof.

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

                  (d) 1994 Stock Incentive Plan, incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

                  (e) Amendment to 1994 Stock Incentive Plan, incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

                  (f)      Sublease Agreement dated April 9, 1998, between
                           Wells Fargo Bank, N.A. and Grease Monkey
                           International, Inc.

                  (g) Current form of Grease Monkey Franchise Agreement currently in effect, incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

                  (h)      Mobil Oil Company Supply Contract dated February 24,
                           1993, for Center #234 (similar contract form used for all centers), incorporated by reference to Annual
                           Report on Form 10-KSB for the fiscal year ended
                           December 31, 1992.

                  (i)      Business Loan Agreement with Bank of America for
                           $2,000,000 three year line of credit, incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

                  (j)      Consultant Agreement between Grease Monkey Holding
                           Corporation and Rex L. Utsler, incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

                  (k)      Amendment to Consultant Agreement between Grease Monkey
                           Holding Corporation and Rex L. Utsler.

                  (l)      $5,000,000 Loan Agreement with Citicorp Leasing,
                           Inc., incorporated by reference to the Quarterly
                           Report on Form 10-QSB for the period ended September
                           30, 1997.



                  (m)      Master Supply Contract dated September 29, 1997, with
                           Mobil Oil Corporation, incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

                  (n)      Employment Agreement dated March 12, 1998, with
                           Charles E. Steinbrueck, incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

                  (o)      Employment Agreement dated January 30, 1998, with
                           Gary L. Wofford, incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

                  (p)      Master Franchise Agreement for the Republic of
                           Mexico, incorporated by reference to the Quarterly
                           Report on Form 10-QSB for the quarter ended September
                           30, 1998.

                  (q)      Agreement and Plan of Merger among Grease Monkey
                           Holding Corporation and QL 3000, Inc. dated March 26,
                           1999, incorporated by reference to the Current Report on Form 8-K dated March 26, 1999.

                  (r)      Form of warrants issued to related parties.

         21.      Subsidiaries of the Registrant

                  (a) Grease Monkey International, Inc., incorporated in the State of Colorado (100% owned).

                  (b)      GM Properties, Inc., incorporated in the State of
                           Colorado (100% owned).

                  (c)      Grease Monkey de Mexico SA de CV., incorporated in
                           Mexico (100% owned).

         23.      Consent of Experts and Counsel

                  (a)      Consent of KPMG LLP.

         27.      Financial Data Schedule - 1998.


(b)      REPORTS ON FORM 8-K.

         No Reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                  SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:  April 15, 1999

                           GREASE MONKEY HOLDING CORPORATION,
                           a Utah corporation

                           By: /s/ Rex L. Utsler
                               --------------------------------------------
                               Rex L. Utsler, President and Chief Operating
                               Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Date                   Name and Title                   Signature
--------------        ---------------------------     ----------------------
April 15, 1999        REX L. UTSLER, President         /s/ Rex L. Utsler
                      and Chief Operating Officer     --------------------------
                      (Principal Executive Officer,    Rex L. Utsler
                      Chief Financial Officer and
                      Principal Accounting Officer)

April 15, 1999        JAMES B. WALLACE, Director,      /s/ James B. Wallace
                      Chairman of the Board and       --------------------------
                      Chief Executive Officer          James B. Wallace

April 15, 1999        JERRY D. ARMSTRONG, Director     /s/ Jerry D. Armstrong
                                                      --------------------------
                                                       Jerry D. Armstrong

April 15, 1999        JIM D. BALDWIN, Director         /s/ Jim D. Baldwin
                                                      --------------------------
                                                       Jim D. Baldwin

April 15, 1999        CORTLANDT S. DIETLER, Director   /s/ Cortlandt S. Dietler
                                                      --------------------------
                                                       Cortlandt S. Dietler

April 15, 1999        WAYNE H. PATTERSON, Director     /s/ Wayne H. Patterson
                                                      --------------------------
                                                       Wayne H. Patterson

April 15, 1999        GEORGE F. WOOD, Director         /s/ George F. Wood
                                                      --------------------------
                                                       George F. Wood


                        INDEPENDENT AUDITORS' REPORT


THE BOARD OF DIRECTORS AND STOCKHOLDERS
GREASE MONKEY HOLDING CORPORATION:


We have audited the accompanying consolidated balance sheets of Grease Monkey Holding Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grease Monkey Holding Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                             KPMG LLP

Denver, Colorado
March 15, 1999,
except as to Note K, which
is as of March 27, 1999

              GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                                      ASSETS


                                                                                                  DECEMBER 31,
                                                                                     ------------------------------------
                                                                                          1998                   1997
                                                                                     -------------            -----------
Current Assets:
  Cash......................................................................           $   145,470               182,214
  Accounts receivable, net of allowance for doubtful
    accounts of $471,571 in 1998 and $478,553 in 1997 .......................              742,169             1,212,014
  Current portion of notes receivable, net (Note D) .........................               60,885               318,658
  Current portion of net investment in direct financing
    leases (Note F) .........................................................              183,775               204,921
  Inventories ...............................................................              647,530               758,116
  Prepaid expenses and supplies .............................................              219,635               113,648
                                                                                       -----------           -----------
  TOTAL CURRENT ASSETS ......................................................            1,999,464             2,789,571
                                                                                       -----------           -----------
Property and Equipment, (Notes E and F):
  Land ......................................................................              805,432               543,838
  Buildings (including buildings under capital leases) ......................            6,859,365             6,430,000
  Furniture and fixtures ....................................................              674,553               536,329
  Leasehold improvements ....................................................              823,657               718,672
  Machinery and equipment ...................................................            1,883,693             1,774,196
                                                                                       -----------           -----------
                                                                                        11,046,700            10,003,035
  Less accumulated depreciation .............................................           (4,508,081)           (3,985,940)
                                                                                       -----------           -----------
  NET PROPERTY AND EQUIPMENT ................................................            6,538,619             6,017,095
                                                                                       -----------           -----------
Other Assets:
  Net investment in direct financing leases (Note F) ........................            2,023,193             3,154,581
  Notes receivable, net (Note D) ............................................               81,919               225,177
  Deferred franchising costs ................................................              113,819               189,528
  Goodwill and covenants not to compete, net of accumulated
    amortization of $1,373,453 in 1998 and $1,215,026 in
    1997 ....................................................................            2,322,422             2,688,103
  Land held for development/resale ..........................................              818,300                  --
  Other assets, net of accumulated amortization of $70,126 in
    1998 and $167,145 in 1997 ...............................................              314,528               333,795
                                                                                       -----------           -----------
    TOTAL OTHER ASSETS                                                                   5,674,181             6,591,184
                                                                                       -----------           -----------
                                                                                       $14,212,264            15,397,850
                                                                                       ===========           ===========


                            (continued on next page)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                    DECEMBER 31,
                                                                        -----------------------------------
                                                                            1998                    1997
                                                                        -----------              ----------
Current Liabilities:
  Accounts payable ...........................................          $  1,674,175              1,400,633
  Accrued salaries and wages .................................               190,982                195,787
  Other accrued liabilities ..................................               377,799                371,143
  Current portion of long-term obligations (Note E) ..........             1,084,617                715,289
  Current portion of obligations under capital leases (Note F)               479,844                464,955
                                                                        ------------             ----------
    TOTAL CURRENT LIABILITIES ................................             3,807,417              3,147,807
                                                                        ------------             ----------
Long-Term Obligations (Note E) ...............................             5,418,008              3,800,082

Obligations Under Capital Leases (Note F) ....................             5,801,910              6,848,249

Deferred Franchise Sales Revenue .............................               467,253                985,470

Stockholders' Equity (Deficit) (Note G):
  Series C Preferred stock, stated value of $100.00 per
    share, 20,896 shares issued and outstanding in 1998 and
    1997 .....................................................             2,089,638              2,089,638
  Common stock, par value $0.03, 20,000,000 shares
    authorized, 4,647,880, and 4,633,570 shares issued and
    outstanding in 1998 and 1997, respectively ...............               139,436                139,007
  Capital in excess of par value .............................             6,328,733              6,197,880
  Accumulated deficit ........................................            (9,840,131)            (7,810,283)
                                                                        ------------             ----------
    TOTAL STOCKHOLDERS' EQUITY (DEFICIT) .....................            (1,282,324)               616,242

Commitments and Contingencies (Notes F and J).................
                                                                        ------------             ----------
                                                                        $ 14,212,264             15,397,850
                                                                        ============             ==========


                See notes to the consolidated financial statements

                GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                            YEARS ENDED DECEMBER 31,
                                                                              ---------------------------------------------------
                                                                                 1998                1997                1996
                                                                              -----------         -----------         -----------
Operating Revenue:
  Royalty fees .......................................................       $  2,981,454           3,454,238           3,143,933
  Franchise sales - center openings ..................................            372,690             257,401             183,300
  Product and equipment revenue ......................................            658,048             777,285             776,333
  Sales by Company-owned Centers .....................................         14,885,285          14,742,786          14,416,201
  Leasing revenue ....................................................          1,100,214           1,547,876           1,434,086
  Other ..............................................................            103,894             389,728             188,940
                                                                              -----------         -----------         -----------
                                                                               20,101,585          21,169,314          20,142,793
                                                                              -----------         -----------         -----------
Operating Expenses:
  Franchise costs - center openings ..................................             88,243              85,822              32,843
  Product and equipment costs ........................................            286,273             316,926             340,300
  Company-owned Centers ..............................................         12,511,322          12,690,085          12,404,772
  Leasing expense ....................................................          1,282,530           1,549,315           1,376,677
  General and administrative expenses (Note H) .......................          5,597,932           5,382,473           4,740,381
  Provision for credit losses ........................................            310,708             253,368             206,221
  Depreciation .......................................................            723,115             688,041             694,241
  Amortization .......................................................            289,829             284,689             245,454
                                                                              -----------         -----------         -----------
                                                                               21,089,952          21,250,719          20,040,889
                                                                              -----------         -----------         -----------
Operating income (loss) ..............................................           (988,367)            (81,405)            101,904
                                                                              -----------         -----------         -----------
Other income (expense):
  Loss on sale/disposition/closure of centers ........................           (444,725)           (368,169)            (83,780)
  Undeveloped franchise licenses canceled ............................            202,491                --                27,563
  Interest income ....................................................             27,938              65,659              37,186
  Interest expense (Note F) ..........................................           (827,185)           (774,671)           (659,996)
                                                                              -----------         -----------         -----------
                                                                               (1,041,481)         (1,077,181)           (679,027)
                                                                              -----------         -----------         -----------
Net loss.............................................................        $ (2,029,848)         (1,158,586)           (577,123)
                                                                              ===========         ===========         ===========
Loss per common share (Note B).......................................        $      (0.46)              (0.28)              (0.16)
                                                                              ===========         ===========         ===========
Weighted average shares outstanding ..................................          4,646,255           4,594,083           4,361,163
                                                                              ===========         ===========         ===========


                 See notes to the consolidated financial statements

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                          Preferred Stock                     Common Stock
                                        ---------------------      -----------------------------------
                                                                                            Capital in
                                        Number of                  Number of                 Excess of     Accumulated
                                         Shares        Amount       Shares        Amount     Par Value       Deficit       Total
                                        ---------    ---------     --------      --------    ---------     ----------    ---------
Balance at December 31, 1995 .........    20,958     $2,095,838     4,336,764    $ 130,103    5,773,248    (6,074,574)   1,924,615
Issuance of common stock pursuant to
  employee benefit plan ..............       --           --           40,616        1,219       45,025          --         46,244
Conversion of Series C Preferred stock
  to common stock, including payment
  of accumulated dividends ...........       (62)        (6,200)        2,480           74        5,397          --           (729)
Increase in fair value of warrants
  extended ...........................       --           --             --           --         54,000          --         54,000
Net loss .............................       --           --             --           --           --       (577,123)     (577,123)
                                        ---------     ----------    ---------    ---------    ---------    ----------     --------
Balance at December 31, 1996 .........    20,896      2,089,638     4,379,860      131,396    5,877,670   (6,651,697)    1,447,007
Issuance of common stock pursuant to
  employee benefit plan ..............       --           --           33,234          996       44,262          --         45,258
Issuance of common stock upon
  exercise of employee stock options .       --           --           30,000          900       31,663          --         32,563
Issuance of common stock .............       --           --          190,476        5,715      244,285          --        250,000
Net loss .............................       --           --             --           --           --     (1,158,586)   (1,158,586)
                                        ---------     ----------    ---------     ---------    ---------   ----------   ----------
Balance at December 31, 1997 .........    20,896      2,089,638     4,633,570      139,007    6,197,880   (7,810,283)      616,242
Issuance of common stock pursuant to
  employee benefit plan ..............       --           --           10,810          324       13,145         --          13,469
Issuance of common stock upon
  exercise of employee stock options .       --           --            3,500          105        1,708         --           1,813
Fair value of warrants issued ........       --           --             --           --        116,000         --         116,000
Net loss .............................       --           --             --           --           --     (2,029,848)   (2,029,848)
                                        ---------     ----------     --------     ---------    ---------  ----------    ----------
Balance at December 31, 1998 .........    20,896     $2,089,638     4,647,880    $ 139,436    6,328,733   (9,840,131)   (1,282,324)
                                        =========    ===========    =========     =========    =========  ==========    ==========

                 See notes to the consolidated financial statements

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    YEARS ENDED DECEMBER 31,
                                                     ----------------------------------------------------
                                                         1998                1997                 1996
                                                     -----------          -----------          ----------
Cash flows from operating activities:
  Net loss .......................................   $(2,029,848)         (1,158,586)           (577,123)
  Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Increase in deferred franchise sales
      revenue ....................................       140,000             374,500             541,400
    Franchise sales revenue recognized -
      center openings ............................      (372,690)           (257,401)           (183,300)
    Increase in deferred franchising costs .......       (58,536)            (75,176)           (111,141)
    Franchise costs recognized - center
      openings ...................................        74,321              85,822              32,843
    Provision for credit losses ..................       310,708             253,368             206,221
    Loss realized on sale/retirement of
      property and equipment .....................        14,336             105,132               1,110
    Depreciation and amortization ................     1,012,944             972,730             939,695
    Loss on sale/disposition/closure of centers ..       107,266             327,850              58,421
    Impairment of Asset Values ...................       723,726              26,400                --
    Accrual of Consultant Agreement/
      Severance Agreements .......................       240,763             357,113                --
    Undeveloped franchise licenses canceled ......      (202,491)               --               (27,563)
    Fair value of warrants issued/extended .......        21,341                --                54,000
    Other, net ...................................        84,861              (6,099)                380

    Net change in operating assets and
      liabilities:
      Decrease (increase) in accounts
        receivable ...............................        20,161            (582,461)           (448,549)
      Decrease in notes receivable ...............        53,457              76,799               8,456
      Decrease (increase) in inventories .........       107,587             104,109            (153,658)
      Decrease (increase) in prepaid expenses
        and supplies .............................       (24,622)             11,560              30,453
      Increase (decrease) in accounts payable ....       (53,750)            260,656             273,797
      Increase in accrued salaries and wages
        and other accrued liabilities ............        11,239              55,591             129,666
                                                     -----------         -----------         -----------
        Net cash provided by operating ...........   $   180,773             931,907             775,108
          activities                                 -----------         -----------         -----------


                            (Continued on next page)

                GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


                                                                        YEARS ENDED DECEMBER 31,
                                                         --------------------------------------------------------
                                                            1998                   1997                  1996
                                                         -----------           -----------            -----------
Cash flows from investing activities:
  Principal receipts on direct financing leases .....    $   169,562               189,926               177,656
  Acquisition of centers ............................           --                (688,191)             (394,389)
  Proceeds from sale of centers .....................        115,450               116,901                75,354
  Purchase of property and equipment ................       (404,570)             (297,570)             (724,861)
  Notes receivable from developers ..................        190,000               225,000              (415,000)
  Increase in projects in development ...............     (1,594,658)              (41,302)                 --
  Decrease (increase) in other assets ...............       (294,866)             (219,237)               29,247
                                                         -----------           -----------           -----------
    Net cash used in investing activities ...........     (1,819,082)             (714,473)           (1,251,993)
                                                         -----------           -----------           -----------
Cash flows from financing activities:
  Proceeds from long-term obligations ...............      2,683,100             3,045,000             1,257,000
  Principal payments on long-term obligations .......       (666,293)           (3,316,796)             (493,249)
  Principal payments on capital lease
  obligations .......................................       (439,362)             (409,115)             (348,365)
  Issuance of common stock ..........................          1,814               282,563                  --
  Payment of accumulated dividends upon
    conversion of preferred stock to common
    stock ...........................................           --                    --                    (729)
  Decrease (increase) in restricted cash ............           --                  34,927                (2,694)
  Increase in lease deposit obligations .............         22,306                 3,456                 4,500
                                                         -----------           -----------           -----------
    Net cash provided by (used in)
      financing activities ..........................      1,601,565              (359,965)              416,463
                                                         -----------           -----------           -----------
Net decrease in cash ................................        (36,744)             (142,531)              (60,422)
Cash, beginning of year .............................        182,214               324,745               385,167
                                                         -----------           -----------           -----------
Cash, end of year ...................................    $   145,470               182,214               324,745
                                                         ===========           ===========           ===========
Supplemental disclosures of cash flow
  information -
    Cash paid during the year for interest ..........    $ 1,290,328             1,226,054             1,066,840
                                                         ===========           ===========           ===========

               See notes to the consolidated financial statements

GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.       DESCRIPTION OF BUSINESS

         Grease Monkey Holding Corporation ("GMHC") or ("the Company") operates, leases, manages and franchises automotive quick-service preventive fluid maintenance Centers (Grease Monkey Centers or Centers). Grease Monkey Centers provide the automobile user with convenient preventive fluid maintenance services. Grease Monkey service technicians change the oil, install a new oil filter, lubricate the chassis, adjust tire pressure, wash windows and vacuum the interior of an automobile. At the same time, all fluid levels are checked and topped off if necessary. Grease Monkey Centers also offer transmission fluid changes, differential fluid changes, radiator flushes, air conditioning recharges, automotive light bulb replacement, and oil additive packages, and will replace air filters and install new wiper blades.

         The principal markets in which Grease Monkey or its franchisees operate include twenty-nine states and Mexico with concentrations in Arizona, California, Colorado, Iowa, Indiana, North Carolina, New Jersey, Ohio, Pennsylvania, South Carolina, Virginia and Washington.

         The following table summarizes the number of Grease Monkey Centers in operation at the end of the last three fiscal years:


                                                    December 31,
                                               ----------------------
                                               1998     1997     1996
                                               ----     ----     ----
 Franchised Grease Monkey Centers ........      182      187      184

 Company-owned Grease Monkey Centers .....       33       31       31
                                               ----     ----     ----
 Total Grease Monkey Centers in operation
 at year end .............................      215      218      215
                                               ====     ====     ====

Included in Franchised Grease Monkey Centers are twenty-six Centers in 1998, twenty-one Centers in 1997 and twenty Centers in 1996 located in Mexico. The twenty-six Centers open at the end of 1998 are operating under a Master Franchise Agreement for the Republic of Mexico.

B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION -- The consolidated financial statements include the accounts of Grease Monkey Holding Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

         LIQUIDITY - The Company has incurred losses from operations that have increased over the past three years coupled with a decrease in cash flow from operations for the same period. As of December 31, 1998, the Company had a working capital deficit of $1,807,953 and total liabilities exceeded total assets. These factors among others may indicate that the Company may not be able to meet its obligations in a timely manner without increased cash flow from operations, sale of non-producing assets or additional financing.

         The Company has taken steps to reduce losses and generate cash flow from operations and anticipates the sale of non-producing assets which will generate sufficient cash flow to meet its obligations in a timely manner. Should the Company be unable to achieve its projected level of cash flow from operations or sell its non-producing assets, additional financing could be necessary. The Company has entered into a merger agreement (see Note K) that would result in the sale of the Company. As a result of the current merger agreement, the Company is not actively investigating financing alternatives. Should the merger not proceed, the Company believes it could obtain additional financing, however, there can be no assurance that such financing would be available on a timely basis or on acceptable terms.

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

B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:


 Buildings accounted for as
   capitalized leases ........    term of the lease (generally 15 to 20 years)

 Buildings ...................    20 years

 Furniture and Fixtures ......    10 years

 Leasehold improvements ......    term of the lease (generally 15 to 20 years)

 Machinery and equipment .....    3 to 10 years


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

         IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF - The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell.

         MARKETING COSTS - The Company participates in various advertising and marketing programs, individually and in conjunction with product suppliers. Certain of the Company's costs incurred in connection with these programs are reimbursed. All costs related to marketing and advertising are expensed in the period incurred.

         DEVELOPMENT FEES, INITIAL FRANCHISE FEES AND RELATED FRANCHISE
COSTS - Development fees and franchise fees are deferred and recognized as franchise sales when the Grease Monkey Centers open or the right to open has been terminated. Incremental development costs are deferred, but not in excess of the deferred revenue, net of the estimated cost to open the Grease Monkey Center, and are expensed when the corresponding revenue is recognized.

         ROYALTY FEES - Royalties as allowed by the franchise agreement are accrued on a percentage of sales (ranging from 3% to 5%) as reported by franchisees.

B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Based upon many factors, including the age of amounts owed the Company, the extent of collateralization, and historical performance, the Company may place certain financially troubled franchisees on a non-accrual status. During 1998, approximately $229,000 ($147,000 in 1997 and $112,000 in
1996) in estimated royalty revenue was not recognized as a result of the non-accrual policy. The Company actively pursues collection of all receivables, including receivables that are not recognized as income until collected.

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

         COMPANY-OWNED CENTERS - At December 31, 1998, the Company owned 33 Grease Monkey Centers. The combined revenue and expenses (excluding depreciation, amortization and interest expense) for those Grease Monkey Centers operated by the Company are reported on the Consolidated Statements of Operations as Company-owned Centers.

         INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards SFAS No. 109, ACCOUNTING FOR INCOME TAXES (SFAS No. 109). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         STOCK OPTION PLANS - The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company adopted the disclosure requirement of SFAS No. 123, Accounting for Stock-Based Compensation and provides pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied.

         LOSS PER COMMON SHARE - Loss per common share is computed by dividing the net loss after reduction for dividends on preferred stock ($125,378 in 1998 and 1997 and $125,766 in 1996) by the weighted average number of common shares outstanding during each period. The effects of potentially dilutive stock options and convertible securities outstanding were antidilutive in 1998, 1997 and 1996.

         RECLASSIFICATIONS - Certain amounts in the prior year financial statements have been reclassed to conform to the presentation adopted in the current year.

C.       ACQUISITIONS

         During 1998, the Company acquired three Grease Monkey Centers from franchisees. The Company foreclosed on amounts due the Company and assumed liabilities resulting in total consideration of $96,502 for the Centers.

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

D.       NOTES RECEIVABLE

Notes receivable consist of the following:


                                                                                             DECEMBER 31,
                                                                                 ---------------------------------
                                                                                      1998                 1997
                                                                                 --------------       ------------
Notes receivable from franchisees. Interest rates ranging from 6% to 10% at
  December 31, 1998. Due in monthly installments of approximately $7,700 including interest (maturities range through February 2006). Generally collateralized by franchise rights, property and equipment of Grease Monkey
  Centers, and undeveloped licenses............................................  $     90,296             354,694
Notes receivable from franchisees.  Interest rates ranging from 6% to 10% at
  December 31, 1998.  Due in  monthly installments of approximately $8,000
  (maturities range through February 2013).  Unsecured.........................       114,365              92,339
Notes receivable from developers.  Interest at 9.04%.
  Monthly payments of interest only, with principal
  due April 1998...............................................................         -                 190,000
Other notes receivable. Interest rates at 7% at December 31, 1998
  (maturities range through February 2006).....................................        91,755             141,399
                                                                                -------------        ------------
                                                                                      296,416             778,432
Less allowance for uncollectible amounts..............................               (153,612)           (234,597)
Less current portion..................................................                (60,885)           (318,658)
                                                                                --------------       ------------
                                                                                 $     81,919             225,177
                                                                                ==============       ============


Maturities of notes receivable (excluding the allowance for uncollectible amounts) are as follows:


 Years Ended
 December 31,
 ------------
 1999  .................................     $   100,056
 2000  .................................          36,895
 2001  .................................          25,274
 2002  .................................          24,388
 2003  .................................          35,327
 Thereafter ............................          74,476
                                             -----------
                                             $   296,416
                                             ===========

E.       LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:


                                                                                                DECEMBER 31,
                                                                                       ------------------------------
                                                                                          1998                 1997
                                                                                       ----------           ---------
Notes payable under an aggregate line of credit of $5,000,000 with interest rates ranging from 8.04% - 9.26% plus guarantee fees, maturing at various times through August 2007 with options to extend original maturities for additional five-year terms under an increased guarantee fee. Guaranteed by a
  motor oil supplier with a related Master Supply Contract......................      $  4,532,831          2,579,775
Notes payable to oil suppliers which are non-interest bearing and amortized based on product purchases, maturing at
  various times through August 2011, secured by lubrication
  equipment at Grease Monkey Centers ...........................................           305,288            303,607
Notes payable with interest rates ranging from 9.5% to 10%,
  maturing at various times through July 2011, secured by
  mortgages on real property ...................................................           328,288            377,686
Notes payable with interest rates ranging from 7.5% to
  11.5%, maturing at various times through April 2008,
  secured by assets at Grease Monkey Centers ...................................           600,696            648,786
Demand notes payable with interest ranging from 8.5% to
  8.75% guaranteed by or owed to a related party................................           484,500                  -
Notes payable under a line of credit of $2,000,000
  guaranteed by a motor oil supplier with interest at 9%
  (including a guarantee fee of 3.3%) expired in April 1998.....................                -             190,000
Note payable to a former executive with an imputed
  interest rate of 9%, cancelled September 1998.................................                -             230,639
Other long-term obligations.....................................................           251,022            184,878
                                                                                      -------------        -----------
                                                                                         6,502,625          4,515,371
Less current portion............................................................        (1,084,617)          (715,289)
                                                                                      -------------        -----------
                                                                                       $ 5,418,008          3,800,082
                                                                                      =============        ===========

Aggregate contractual maturities of long-term obligations over the next five years and thereafter are as follows:


 1999 .......................      $ 1,084,617
 2000 .......................          511,361
 2001 .......................          561,100
 2002 .......................          598,439
 2003 .......................          729,429
 Thereafter .................        3,017,679
                                   -----------
                                   $ 6,502,625
                                   ===========


F.       LEASES

         The Company leases certain Grease Monkey Center sites and office space under operating lease agreements. Lease terms range from one to twenty years. The Company pays the property taxes, insurance, and maintenance costs related to the leased property where applicable. Rent expense under operating leases was $2,424,957 for 1998, $2,565,414 for 1997, and $2,524,578 for 1996.

         The Company also leases additional Grease Monkey Center sites under capital lease agreements. These sites are either sublet to franchisees or operated as Company Centers. The typical lease period is 15 to 20 years and some leases contain renewal options. These leases are accounted for as capital leases and are capitalized using interest rates appropriate at the inception of each lease.

         As lessor, the Company sublets 18 sites to franchisees and third parties. The typical sublease period coincides with the primary lease term, and some leases contain renewal options. The franchisees or tenants pay the property taxes, insurance and maintenance costs related to the leased property. Certain of the subleases are accounted for as direct financing leases. In those cases where the Company subleases only land, or the lease or sublease does not meet the criteria for capitalization, the sublease is accounted for as an operating lease.

         Future minimum commitments under leasing arrangements for Grease Monkey Centers at December 31, 1998, are as follows:

                                                             Payable as Lessee                        Receivable as Lessor
                                                     ----------------------------------         -------------------------------
                Years Ended                            Capital                Operating          Capital              Operating
                December 31,                            Leases                 Leases            Leases                Leases
                -----------                            --------               --------          --------              ---------
1999 ......................................          $ 1,163,170              1,958,882          392,180               724,257
2000 ......................................            1,188,684              1,908,745          426,178               740,375
2001 ......................................            1,199,170              1,814,279          420,851               701,006
2002 ......................................            1,157,669              1,769,391          375,570               628,537
2003 ......................................            1,151,478              1,702,958          385,250               579,910
Thereafter ................................            4,142,517              5,712,431        1,242,717             2,227,689
                                                     -----------             ----------      -----------            ----------
Total minimum commitments .................           10,002,688             14,866,686        3,242,746             5,601,774
                                                                             ==========                             ==========
Less portion representing interest ........           (3,720,934)                             (1,035,778)
                                                     -----------                             -----------
Present value of net minimum
 commitments ..............................            6,281,754                               2,206,968
Less current portion ......................             (479,844)                               (183,775)
                                                     -----------                             -----------
Non-current portion .......................           $5,801,910                               2,023,193
                                                     ===========                             ===========

Amounts capitalized for Centers under capital leases are included in buildings (primarily representing Company Centers) and as the net investment in direct financing leases (representing centers subleased to franchisees). The following is a summary of Grease Monkey Centers under capital leases included in buildings:


                                                          December 31,
                                                  ----------------------------
                                                     1998              1997
                                                  ----------         ---------
 Buildings ...................................   $  4,376,688        4,595,274
 Less accumulated depreciation ...............     (1,744,722)      (1,481,383)
                                                 ------------      -----------
                                                 $  2,631,966        3,113,891
                                                 ============      ===========

         Interest expense attributable to leases for Centers sublet to franchisees is included in leasing expense. Interest expense attributable to capital leases of Company Centers ($369,119, $369,233, and $364,041 in 1998, 1997 and 1996, respectively) is included in interest expense.

G.       STOCKHOLDERS' EQUITY (DEFICIT)

COMMON AND PREFERRED STOCK

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

         The Company's Series C, 6% cumulative, Preferred stock is redeemable at the option of the Company upon 60 days prior written notice. At the option of the holder, at any time prior to the close of business on the redemption date, each share of Series C Preferred stock, plus any accumulated unpaid dividends, may be converted into shares of common stock at a conversion price of $2.50 per share of common stock. During 1996, 62 shares of Series C Preferred stock were converted into 2,480 shares of common stock. During 1997 and 1998, there were no conversions of Preferred stock into common stock. As of December 31, 1998, accumulated unpaid dividends totaled $632,324.

         During 1996, the Company extended the expiration date on warrants to purchase 500,000 shares of common stock to August 1998 as consideration for the warrant holders agreement to cooperate in an equity and debt financing then under consideration. The increase in the estimated fair value of the warrants of $54,000 was recorded as an increase in stockholder's equity and deferred offering costs. The offering costs were subsequently written off when the proposed financing was abandoned. The warrants expired unexercised on August 4, 1998.

         As compensation for a guarantee of a standby letter of credit by four principals of a related party in favor of the Company's landlord for its corporate office space, the Company issued warrants to purchase 400,000 shares of its common stock for $1.05 per share. The warrants were issued in four 100,000 increments of which 200,000 were issued to director/shareholders of the Company and the other 200,000 to principal shareholders of the Company. The warrants expire on August 1, 2000. The fair value of the warrants of $116,000 was recorded as an increase in stockholder's equity and as an other asset which will be amortized over the term of the letter of credit which expires in February 2000.

         The Company has an employee deferred compensation 401(k) plan and matches employee contributions to this plan in an amount equal to 50% of the employees' contribution, up to a maximum of 6% of the employees' compensation. The Company's contribution is paid with its $0.03 par value common stock (net of forfeitures) valued at market on the date of the contribution. During 1998, 1997 and 1996, the Company contributed 10,810, 33,234, and 40,616 shares to this plan at an average of $1.25, $1.36, and $1.14 per share, respectively.

STOCK COMPENSATION PLANS

         At December 31, 1998, the Company has three stock-based compensation plans. Under the terms of the 1986 and 1993 Plans, the Company may grant incentive stock options to officers and employees on terms and conditions determined by the Option Committee. Options are granted at an exercise price equal to market value on the date of the grant, are exercisable immediately, expire five years from the date of grant and expire upon termination of employment. The 1986 Plan reserved 66,667 shares and the 1993 Plan reserved 300,000 shares for grant under the Plan. No further options can be granted under the 1986 Plan. Under the terms of the 1994 Plan, the Company may grant to officers, directors, consultants and employees, on terms and conditions determined by the Option Committee, incentive stock options, cash awards, stock bonuses or stock appreciation rights. Options granted under the 1994 Plan cannot be exercisable for more than ten years and the exercise price must be at least 100% of the fair market value of the Company's common stock on the date of the grant. The 1994 Plan originally reserved 500,000 shares for grant or awards under the Plan. In June 1997, the Company's shareholders approved an additional 500,000 shares.

         On January 20, 1997, five year options to purchase 650,000 shares of the Company's common stock at $1.31 per share were granted to Charles E. Steinbrueck, former President and Chief Executive Officer. These options vest upon certain performance criteria being achieved and were not granted under the Company's qualified stock option plans. At December 31, 1998, 200,000 of these options had vested and are accounted for under a variable basis which requires the options to be marked-to-market based on the market price of the Company's common stock. As of December 31, 1998, the option price had been in excess of the market price and as such, no compensation cost has been incurred. The remaining options to purchase 450,000 shares were cancelled upon Mr. Steinbrueck's departure.

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


                                                                               1998                  1997                 1996
                                                                          -------------          ------------          -----------
 Net loss                                As Reported (net of
                                         preferred stock dividends)       $  (2,155,226)          (1,283,964)           (702,889)
                                         Pro forma                        $  (2,281,249)          (1,408,445)           (750,717)

 Loss per common share                   As Reported                      $       (0.46)               (0.28)              (0.16)
                                         Pro forma                        $       (0.49)               (0.31)              (0.17)


                  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997; no dividend yield; expected volatility approximating 50%; risk free interest rate of approximately 4 and 6 percent, respectively; and expected lives of five years.

         A summary of the status of the Company's three fixed stock option plans as of December 31, 1998, 1997 and 1996, and changes during the years ended on those dates is presented below:


                                                                                   Shares             Weighted
                                                                                 Outstanding           Average
                                                                Shares               and              Exercise
                                                               Reserved          Exercisable            Price
                                                            ------------       --------------       -----------
Balances at December 31, 1995.....................               833,333            536,666           $  1.79
  Granted.........................................                     -            182,200              1.07
  Cancelled.......................................                     -            (52,633)             1.62
  Expired.........................................                  (133)                 -              -
                                                            ------------       ------------          ---------
Balances at December 31, 1996.....................               833,200            666,233              1.60
  Additional shares reserved......................               500,000                  -              -
  Granted.........................................                     -            100,000              1.31
  Exercised.......................................               (30,000)           (30,000)             1.09
  Cancelled.......................................                     -           (103,634)             1.75
  Expired.........................................               (10,000)                 -              -
                                                            ------------       ------------          ---------
Balances at December 31, 1997.....................             1,293,200            632,599              1.56
  Granted.........................................                     -            430,000              1.38
  Exercised.......................................                (3,500)            (3,500)             1.06
  Cancelled.......................................                     -           (204,833)             1.37
                                                            ------------       ------------          ---------
Balances at December 31, 1998.....................             1,289,700            854,266           $  1.51
                                                            ============       ============          =========

                                                                1998               1997
                                                            ------------       ------------
Weighted-average fair value of options
  granted during the year........................                  $0.47              $0.66


The following table summarizes information about fixed stock options outstanding at December 31, 1998:


                                 Options Outstanding and Exercisable
                       --------------------------------------------------------
                                               Weighted-
                           Number               Average
                       Outstanding and         Remaining            Weighted-
 Range of              Exercisable at         Contractual            Average
 Exercise Prices          12/31/98                Life           Exercise Price
 ----------------      ---------------        ------------       --------------
     $1.06 - 1.17            131,700           2.63 years               $1.07
      1.31 - 1.38            335,000           4.23 years                1.36
      1.59 - 1.75            317,566           1.57 years                1.71
             2.22             70,000           1.30 years                2.22
                            --------
      1.06 - 2.22            854,266           2.21 years                1.51
                            ========

H.       GENERAL AND ADMINISTRATIVE EXPENSES

         The following is a summary of general and administrative expenses:

                                                                            Years Ended December 31,
                                                           -------------------------------------------------------
                                                                 1998                 1997              1996
                                                           -----------------    ----------------    --------------
Salaries, wages and personnel expenses..................    $ 2,121,976             2,213,725          2,007,997

Travel and entertainment expenses.......................        307,389               374,665            375,460

Office expenses.........................................        601,027               631,059            648,552

Franchise development and training expenses.............        163,372               121,467             48,555

Franchise sales and promotional expenses................         56,084                98,875             90,276

Terminated projects.....................................        367,156                12,644            206,469

Litigation, including legal fees and related costs......        246,587               137,612            344,139

Professional fees - legal, tax and accounting...........        261,281               233,910            145,733

Company-owned Centers division overhead.................        693,941               819,150            678,476

Loss on sale of assets/asset impairment.................         60,618                65,490              1,110

Consultant agreement/severance expenses.................        314,825               459,420               -

Other...................................................        403,676               214,456            193,614
                                                             ----------            ----------         ----------
  Total general and administrative expenses.............   $  5,597,932             5,382,473          4,740,381
                                                             ==========            ==========         ==========

I.       INCOME TAXES

         In 1998, 1997 and 1996, the deferred tax benefit that otherwise would have been provided for was offset by an increase in the valuation allowance of $693,000, $447,000 and $184,000, respectively.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997, are presented below:


                                                                                    December 31,
                                                                            --------------------------
                                                                               1998            1997
                                                                            ----------      -----------
Deferred tax assets:
Accounts and notes receivable, principally due to the allowance
  for doubtful accounts...............................................      $    91,000        143,000
Property and equipment, principally due to differences in basis
  and depreciation....................................................          664,000        630,000
Goodwill..............................................................          273,000        247,000
Deferred franchise sales revenue, due to deferral for financial
  reporting purposes..................................................          175,000        370,000
Other.................................................................          307,000        211,000
Net operating loss carry-forwards.....................................        2,304,000      1,548,000
                                                                           ------------   ------------

         Total gross deferred tax assets..............................        3,814,000      3,149,000
Less valuation allowance..............................................       (3,771,000)    (3,078,000)
                                                                           ------------   ------------
         Net deferred tax assets......................................           43,000         71,000
                                                                           ------------   ------------
Deferred tax liabilities:
Deferred franchising costs, due to deferral for financial reporting
  purposes............................................................          (43,000)       (71,000)
                                                                           ------------   ------------
         Total gross deferred tax liabilities.........................          (43,000)       (71,000)
                                                                           ------------   ------------
Net deferred tax liability............................................      $     -              -
                                                                           ============   ============


         The valuation allowance as of December 31, 1998 and 1997 represents deferred tax assets that, based on the Company's earnings history and uncertainty regarding the timing of recognition, may not be realized.

         The Company has net operating loss carry-forwards at December 31, 1998, of approximately $6,100,000 for income tax purposes. The net operating loss carry-forwards expire between 2002 and 2013. As a result of change in control of the Company in March of 1991, these net operating losses are restricted in their use pursuant to the Internal Revenue Service Regulations.

         The Company had deducted approximately $1,692,000 related to the exercise of non-qualified stock options from 1987 to 1989, which is included in the net operating loss carry-forward for income tax purposes. If the $1,692,000 in deductions are realized, the tax benefit will be credited to capital in excess of par value.

J.      COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

         On December 15, 1998, a demand for arbitration was made against the Company by Navfam, Inc. based upon the Company's alleged breach of a Software License Agreement dated April 7, 1998. That matter is governed by the American Arbitration Association in Los Angeles, California, and has been assigned Case No. 72Y1140138198. Unspecified damages have been claimed by Navfam, Inc. in excess of $250,000. In response to the arbitration demand, the Company has specifically denied Navfam, Inc.'s claim.

         On September 16, 1998, a lawsuit was filed against the Company by Barrett Commercial, Inc. in the United States District Court for the Central District of California, BARRETT COMMERCIAL, INC. V. GREASE MONKEY INTERNATIONAL, INC., No. SACV 98-1123GLT(EEx). In that action, Barrett alleges the existence of a contract with the Company to work as development partners in Southern California for the purpose of building ten stores. Barrett claims unsubstantiated losses of $1,300,000 for expenditures made in pursuing that development which was never completed. Barrett claims the Company is in breach of the alleged agreement as a result of its refusal to reimburse it for those alleged expenditures.

         The Company has generally denied those claims and believes and has asserted that they are frivolous and groundless. Barrett has been unable to produce the alleged contract and the Company believes none was ever created. In addition, the Company believes Barrett lacks any evidence to support his claim of the alleged expenditures pursuant to the Southern California development. The Company intends to defend vigorously said claims and its liability exposure at the present time appears to be nominal. We believe the likelihood of an unfavorable outcome in this matter is remote.

         The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

FINANCIAL GUARANTEES

         The Company has guaranteed leases of four franchisees. At December 31, 1998, the aggregate contingent liability under the lease guarantees totaled approximately $1,319,000. In addition, the Company has guaranteed notes payables of two franchisees totaling approximately $750,000 and has guaranteed notes payable to oil suppliers for certain franchisees.

         The Company is committed to the lease of office and training facilities under a lease expiring in November 2008. Rent under the lease is approximately $18,000 per month.

THE YEAR 2000 ISSUE

THE PROBLEM

         The Year 2000 issue is the result of the inability of hardware, software and control systems to correctly identify two-digit references to specific years, beginning with the Year 2000. This could result in system failures or miscalculations causing disruptions of the Company's operations and the Company's suppliers.

STATE OF READINESS

         The Company has instituted a Year 2000 project. The project includes an evaluation of its computer systems and significant software programs. This evaluation includes the Company's network hardware and software, Point-of-Sale hardware and software at the Company-owned Centers and accounting and business process software. The Company has developed an implementation plan to replace the systems noted in its evaluation that did not appear to be Year 2000 compliant.

         As part of the Company's Year 2000 project, the Company plans to contact its significant third party suppliers, such as its oil and parts suppliers, to determine the extent to which the Company is vulnerable to its suppliers' failure to remediate their Year 2000 issues. However, the Company cannot assure that third-party suppliers will adequately address their Year 2000 issues or that failure of the third-party suppliers to address their Year 2000 issues would not have a material adverse effect on the Company or its operations.

         In addition, the Company has commenced initial communication with its franchisees to determine the extent to which the Company is vulnerable to the franchisees' failure to remediate their Year 2000 issues. However, the Company cannot assure that the franchisees will adequately address their Year 2000 issues or that failure of the franchisees to address their Year 2000 issues would not have a material adverse effect on the Company or its operations.

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

         Expenditures through December 31, 1998, have been minimal. Based upon the findings at December 31, 1998, the Company's estimated costs of becoming Year 2000 compliant are less than $150,000.

THE RISKS ASSOCIATED WITH THE COMPANY'S YEAR 2000 ISSUES

         The Company's failure to resolve Year 2000 issues on or before December 31, 1999, could result in system failures or miscalculation causing disruption in operations and normal business activities. Additionally, failure to timely remediate Year 2000 issues by third parties upon whom the Company's business relies could result in disruptions in the Company's supply of parts and materials or result in other problems related to the Company's daily operations.

CONTINGENCY PLAN

         The Company is currently working on a contingency plan for all critical aspects of the Year 2000 issues.

K.      SUBSEQUENT EVENT

         Effective March 26, 1999, the Company entered into a merger agreement with QL 3000, Inc., a privately held company. The merger agreement provides that each shareholder of the Company will receive $1 per outstanding share of common stock and each preferred shareholder will receive the stated value of their preferred stock in addition to all applicable unpaid dividends. The completion of the merger agreement is subject to QL 3000, Inc. obtaining appropriate financing for the acquisition, in addition to regulatory and shareholder approval. Should the merger agreement be consumated, the Company would incur approximately $270,000 of transaction costs.

L.       SEGMENT INFORMATION

         The Company operates in two principal business segments: the Company owns and operates automotive quick-service preventive fluid maintenance Centers, and additionally, franchises automotive quick-service preventive fluid maintenance Centers. The accounting policies of the two segments are the same as those described in the summary of significant accounting policies. Franchise operations includes all corporate overhead costs. Each segment is managed separately and is evaluated based on profit or loss from operations before income taxes.

         Information on the Company's business segments is as follows:


For the years ended December 31:

                                                            1998             1997              1996
                                                       -------------    --------------    --------------
Operating revenues:
  Franchise and Corporate operations..............         5,216,300         6,426,528         5,726,592
  Company-owned Center operations.................        14,885,285        14,742,786        14,416,201
                                                       -------------    --------------    --------------
         Total Operating Revenues.................        20,101,585        21,169,314        20,142,793
                                                       =============    ==============    ==============
Net interest expense:
  Franchise and Corporate operations..............           (47,116)          (55,912)          (35,349)
  Company-owned Center operations.................          (752,131)         (653,100)         (587,461)
                                                       -------------    --------------    --------------
         Total Net Interest Expense...............          (799,247)         (709,012)         (622,810)
                                                       =============    ==============    ==============
Depreciation and amortization:
  Franchise and Corporate operations..............           175,494           148,071           148,688
  Company-owned Center operations.................           837,450           824,659           791,007
                                                       -------------    --------------    --------------
         Total Depreciation and
         Amortization.............................         1,012,944           972,730           939,695
                                                       =============    ==============    ==============
Net income (loss):
  Franchise and Corporate operations..............        (2,118,245)         (914,382)         (531,608)
  Company-owned Center operations.................            88,397          (244,204)          (45,515)
                                                       -------------    --------------    --------------
         Total Net Income (loss)..................        (2,029,848)       (1,158,586)         (577,123)
                                                       =============    ==============    ==============

At December 31:

Identifiable Assets
  Franchise and Corporate operations..............         5,260,678         6,522,163         6,964,094
  Company-owned Center operations.................         8,951,586         8,875,687         8,253,029
                                                       -------------    --------------    --------------
         Total Assets.............................        14,212,264        15,397,850        15,217,123
                                                       =============    ==============    ==============

M.      SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION

         The following table sets forth, by period, the amount and nature of amounts paid and received for the acquisition, sale (refranchising) and closure of Company-owned Centers:


                                                                        Years Ended December 31,
                                                               -----------------------------------------
                                                                 1998            1997             1996
                                                               --------        --------        ---------
Acquisition of Centers:
  Number of Centers purchased ........................                -               3                2
                                                               ========        ========        =========
  Number of Centers foreclosed........................                3               -                5
                                                               ========        ========        =========
  Receivables applied (net of related
    allowance)........................................        $  83,843          18,430          251,328
  Liabilities assumed.................................           83,159         370,835        1,218,962
  Loss on foreclosure.................................          (70,500)              -                -
  Cash paid ..........................................                -         688,191          394,389
                                                               --------        --------        ---------
  Cost of assets acquired.............................        $  96,502       1,077,456        1,864,679
                                                               ========        ========        =========
Sales:
  Number of Centers refranchised/closed...............                3              6*                5
                                                               ========        ========        =========

  Cash received.......................................        $ 115,450         116,901           75,354
  Notes received/accounts receivable granted..........           15,769          26,800          124,777
  Liabilities assumed by purchaser....................                -          40,875           39,750
  Loss on sale........................................           36,767         327,850           58,421
  Operating and marketing subsidies
   granted to purchaser...............................                -               -          (97,750)
  Franchise fees......................................                -          14,000           28,000
  Franchise costs.....................................                -               -           (5,000)
                                                               --------        --------        ---------
Net book value of Centers
refranchised/closed...................................        $ 167,986         526,426          223,552
                                                               ========        ========        =========


         * Includes one Center which was originally developed to be a Company-owned Center, but was sold to a franchisee prior to opening.

         During the year ended December 31, 1998, there were the following non-cash transactions: the Company issued 10,810 shares of stock at an average value of $1.25 per share in accordance with its matching requirement under the Company's 401(k) plan; a franchise license in the amount of $10,000, net of deferred costs of $2,173, was cancelled and applied to a franchisee's obligation to the Company; a capital lease obligation of $196,900 was recorded for a Company-owned Center; a franchisee abandoned two sites, resulting in two direct financing leases being cancelled and two capital lease buildings being recorded for an aggregate amount of $447,384; subsequently, one site was re-sublet to a third party resulting in a direct financing lease replacing the previously recorded building, less accumulated

M.      SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION (CONTINUED)

depreciation; and the Company wrote off two direct financing lease receivables and the corresponding capital lease obligations of $614,412 based on the Company being released from the leases.

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

N.       RELATED PARTY TRANSACTIONS

         On February 5, 1997, the Company entered into a Consultant Agreement with Rex L. Utsler. The original term of the Agreement was from March 4, 1997 through March 3, 1999. The agreement required Mr. Utsler to perform such duties and services as may be assigned to him from time to time at the direction of the Company. For these services, Mr. Utsler was paid a fee of $16,071 per month, was reimbursed for his expenses incurred on behalf of the Company and received medical benefits provided generally to the Company's employees. When Mr. Utsler returned to the Company as President, Chief Operating Officer and Director, the Agreement was amended. The monthly consulting fees of $16,071 were suspended. The remaining, unpaid consulting fees from the period September 19, 1998 through March 3, 1999, totaling approximately $86,000, will convert to severance payments in the event of any change in the employment relationship between Mr. Utsler and Grease Monkey Holding Corporation, including a change in control of Grease Monkey Holding Corporation. In addition, Mr. Utsler will accrue one month of additional severance pay effective beginning September 18, 1998, for each month of employment as President and Chief Operating Officer, to a maximum severance compensation of 24 months' pay.

         During 1998, the Company borrowed a total of $409,000 from a related party whose principals are directors and/or shareholders of Grease Monkey Holding Corporation. The notes are due upon demand and bear interest at one percent over the Bank National Association Reference Rate. At December 31, 1998, these rates varied from 8.5 to 8.75 percent. During 1998, the Company expensed $16,330 in interest, all of which was accrued at December 31, 1998. In addition, this related party guaranteed a note payable with a bank in the amount of $75,500.

                                 EXHIBIT INDEX


EXHIBIT NO.                DOCUMENT                                                         PAGE
----------                 --------                                                         ----
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

                  (d)      Articles of Amendment to the Articles of
                           Incorporation filed August 15, 1996, incorporated by
                           reference to the Quarterly Report on Form 10-BB
                           QSB for the quarter ended June 30, 1996.                          N/A

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

                  (f)      Sublease Agreement dated April 9, 1998, between
                           Wells Fargo Bank, N.A. and Grease Monkey
                           International, Inc.                                               ___

                  (g)      Current form of Grease Monkey Franchise Agreement
                           currently in effect, incorporated by reference to
                           the Annual Report on Form 10-KSB for the fiscal
                           year ended December 31, 1997.                                     N/A

                  (h)      Mobil Oil Company Supply Contract dated February 24,
                           1993, for Center #234 (similar contract form used for
                           all centers), incorporated by reference to Annual
                           Report on Form 10-KSB for the fiscal
                           year ended December 31, 1992.                                     N/A

                  (i)      Business Loan Agreement with Bank of America for
                           $2,000,000 three year line of credit, incorporated by
                           reference to the Annual Report on Form 10-KSB
                           for the fiscal year ended December 31, 1996.                      N/A

                  (j)      Consultant Agreement between Grease Monkey Holding
                           Corporation and Rex L. Utsler, incorporated by
                           reference to the Annual Report on Form 10-KSB for
                           the fiscal year ended December 31, 1996.                          N/A

                  (k)      Amendment to Consultant Agreement between Grease Monkey
                           Holding Corporation and Rex L. Utsler.                            ___

                  (l)      $5,000,000 Loan Agreement with Citicorp Leasing,
                           Inc., incorporated by reference to the Quarterly
                           Report on Form 10-QSB for the period ended
                           September 30, 1997.                                               N/A

                  (m)      Master Supply Contract dated September 29, 1997, with
                           Mobil Oil Corporation, incorporated by reference to
                           the Annual Report on Form 10-KSB for
                           the fiscal year ended December 31, 1997.                          N/A

                  (n)      Employment Agreement dated March 12, 1998, with
                           Charles E. Steinbrueck, incorporated by reference to
                           the Annual Report on Form 10-KSB for the fiscal
                           year ended December 31, 1997.                                     N/A

                  (o)      Employment Agreement dated January 30, 1998, with
                           Gary L. Wofford, incorporated by reference to the
                           Annual Report on Form 10-KSB for the fiscal year
                           ended December 31, 1997.                                          N/A



                  (p)      Master Franchise Agreement for the Republic of
                           Mexico, incorporated by reference to the Quarterly
                           Report on Form 10-QSB for the quarter ended
                           September 30, 1998.                                               N/A

                  (q)      Agreement and Plan of Merger among Grease Monkey
                           Holding Corporation and QL 3000, Inc., dated March
                           26, 1999, incorporated by reference to the Current
                           Report on Form 8-K dated March 26, 1999.                          N/A

                  (r)      Form of warrants issued to related parties.                       ___

         21.      Subsidiaries of the Registrant

                  (a) Grease Monkey International, Inc., incorporated in the State of Colorado (100% owned).

                  (b)      GM Properties, Inc., incorporated in the State of
                           Colorado (100% owned).

                  (c)      Grease Monkey de Mexico SA de CV., incorporated in
                           Mexico (100% owned).

         23.      Consent of Experts and Counsel                                             ___

                  (a)      Consent of KPMG LLP.

         27.      Financial Data Schedule - 1998.                                            ___
