Form 10QSB
period 1999-03-31
GREASE MONKEY HOLDING CORP
filed 1999-05-14
CIK 350179

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1999

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ____ to ____

                        Commission File Number 000-9812

                       GREASE MONKEY HOLDING CORPORATION
                       ---------------------------------
       (Exact name of small business issuer as specified in its charter)

             Utah                                       87-0321320
----------------------------------            ---------------------------------
  (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

                           633 17th Street, Suite 400
                             Denver, Colorado 80202
                           ---------------------------
                    (Address of principal executive offices)

                                 (303) 308-1660
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X   No
                                       -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                       Outstanding at
                 Class                                  May 3, 1999
     -----------------------------                    ----------------
     Common Stock, $0.03 par value                    4,678,369 shares

Transitional Small Business Disclosure Format         Yes      No  X
                                                         -----   -----

                        GREASE MONKEY HOLDING CORPORATION

                        COMMISSION FILE NUMBER: 000-9812

                          QUARTER ENDED MARCH 31, 1999

                                   FORM 10-QSB

                 PART I FINANCIAL INFORMATION

Consolidated Statements of Operations.....................................  Page 1

Consolidated Balance Sheets...............................................  Page 2

Consolidated Statements of Stockholders' Equity (Deficit).................  Page 4

Consolidated Statements of Cash Flows.....................................  Page 5

Notes to Consolidated Financial Statements................................  Page 7

Management's Discussion and Analysis or Plan
  of Operation............................................................  Page 11

                   PART II OTHER INFORMATION

Legal Proceedings.........................................................  Page 18

Exhibits and Reports on Form 8-K..........................................  Page 19

Signatures................................................................  Page 20


               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Three Months Ended
                                                                     March 31,
                                                            ---------------------------
                                                                1999           1998
                                                            -----------     -----------
Operating Revenue:
  Royalty fees.......................................       $   673,093         742,283
  Franchise sales - center openings..................            46,960               -
  Product and equipment revenue......................           113,803         180,929
  Sales by Company-owned Centers.....................         3,813,951       3,698,874
  Leasing revenue....................................           227,831         328,699
  Other..............................................            18,376          18,916
                                                            -----------     -----------
                                                              4,894,014       4,969,701
                                                            -----------     -----------
Operating Expenses:
  Franchise costs - center openings..................             6,166           5,500
  Product and equipment costs........................            42,357          82,593
  Company-owned Centers..............................         3,133,841       3,167,710
  Leasing expense....................................           275,232         356,636
  General and administrative expenses................           900,881       1,272,904
  Provision for credit losses........................            43,503          42,500
  Depreciation.......................................           178,013         165,749
  Amortization.......................................            73,270          71,333
                                                            -----------     -----------
                                                              4,653,263       5,164,925
                                                            -----------     -----------
Operating income (loss)..............................           240,751        (195,224)
                                                            -----------     -----------
Other income (expense):
  Loss on sale/disposition/closure of centers........            (9,912)        (50,512)
  Undeveloped franchise licenses canceled............                 -          31,983
  Interest income....................................             3,547          11,235
  Interest expense...................................          (242,572)       (213,717)
                                                            -----------     -----------
                                                               (248,937)       (221,011)
                                                            -----------     -----------
Net loss.............................................       $    (8,186)       (416,235)
                                                            -----------     -----------
                                                            -----------     -----------
Loss per common share (Note 5).......................       $     (0.01)          (0.10)
                                                            -----------     -----------
                                                            -----------     -----------
Weighted average shares outstanding..................         4,651,268       4,641,805
                                                            -----------     -----------
                                                            -----------     -----------

                                  (UNAUDITED)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   MARCH 31,              DECEMBER 31,
                                                                                     1999                     1998
                                                                                  ------------            ------------
ASSETS
Current Assets:
  Cash..............................................................              $    209,147                 145,470
  Accounts receivable, net of allowance for
    doubtful accounts of $509,036 at March 31, 1999,
    and $471,571 at December 31, 1998...............................                   734,267                 742,169
  Current portion of notes receivable, net..........................                    80,432                  60,885
  Current portion of net investment
    in direct financing leases......................................                   211,380                 183,775
  Inventories.......................................................                   618,088                 647,530
  Prepaid expenses and supplies.....................................                   189,915                 219,635
                                                                                  ------------            ------------
    TOTAL CURRENT ASSETS............................................                 2,043,229               1,999,464
                                                                                  ------------            ------------
Property and Equipment:
  Land..............................................................                   708,838                 805,432
  Buildings (including buildings under capital leases)..............                 6,835,896               6,859,365
  Furniture and fixtures............................................                   699,695                 674,553
  Leasehold improvements............................................                   806,871                 823,657
  Machinery and equipment ..........................................                 1,882,614               1,883,693
                                                                                  ------------            ------------
                                                                                    10,933,914              11,046,700
  Less accumulated depreciation.....................................                (4,415,138)             (4,508,081)
                                                                                  ------------            ------------
    NET PROPERTY AND EQUIPMENT......................................                 6,518,776               6,538,619
                                                                                  ------------            ------------
Other Assets:
  Net investment in direct financing leases.........................                 1,817,009               2,023,193
  Notes receivable, net.............................................                    87,915                  81,919
  Deferred franchising costs........................................                   107,653                 113,819
  Goodwill and covenants not to compete, net of accumulated
    amortization of $1,405,035 at March 31, 1999, and $1,373,453
    at December 31, 1998............................................                 2,265,470               2,322,422
  Land held for development/resale..................................                   800,854                 818,300
  Other assets, net of accumulated amortization of $86,444 at
    March 31, 1999, and $70,126 at December 31, 1998................                   272,680                 314,528
                                                                                  ------------            ------------
    TOTAL OTHER ASSETS..............................................                 5,351,581               5,674,181
                                                                                  ------------            ------------
                                                                                  $ 13,913,586              14,212,264
                                                                                  ------------            ------------
                                                                                  ------------            ------------


                                   (UNAUDITED)
                            (continued on next page)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                   MARCH 31,              DECEMBER 31,
                                                                                     1999                     1998
                                                                                  ------------            ------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable..................................................              $  1,454,461               1,674,175
  Accrued salaries and wages........................................                   216,466                 190,982
  Other accrued liabilities.........................................                   338,632                 377,799
  Current portion of long-term obligations..........................                 1,102,563               1,084,617
  Current portion of obligations under capital leases...............                   506,323                 479,844
                                                                                  ------------            ------------
    TOTAL CURRENT LIABILITIES.......................................                 3,618,445               3,807,417
                                                                                  ------------            ------------
Long-term Obligations...............................................                 5,475,489               5,418,008

Obligations Under Capital Leases....................................                 5,661,217               5,801,910

Deferred Franchise Sales Revenue....................................                   428,693                 467,253

Stockholders' Deficit:
  Series C Preferred stock, stated value of $100.00 per share,
    20,896 shares issued and outstanding at March 31, 1999 and
    December 31, 1998...............................................                 2,089,638               2,089,638
  Common stock, par value $.03, 20,000,000 shares authorized,
    4,678,369 and 4,647,880 shares issued and outstanding at
    March 31, 1999 and December 31, 1998, respectively..............                   140,351                 139,436
  Capital in excess of par value....................................                 6,348,070               6,328,733
  Accumulated deficit...............................................                (9,848,317)             (9,840,131)
                                                                                  ------------            ------------
      TOTAL STOCKHOLDERS' DEFICIT...................................                (1,270,258)             (1,282,324)

  Commitments and Contingencies.....................................
                                                                                  ------------            ------------
                                                                                  $ 13,913,586              14,212,264
                                                                                  ------------            ------------
                                                                                  ------------            ------------


                                   (UNAUDITED)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                              Preferred Stock                  Common Stock
                                          ----------------------    -----------------------------------
                                                                                             Capital in
                                          Number of                 Number of                 Excess of   Accumulated
                                            Shares      Amount        Shares      Amount     Par Value      Deficit       Total
                                          ---------  -----------    ---------   ----------   ----------   -----------   ----------
Balance at December 31, 1997............    20,896   $ 2,089,638    4,633,570    $ 139,007    6,197,880   (7,810,283)      616,242
Issuance of common stock pursuant
  to employee benefit plan..............         -             -       10,810          324       13,145            -        13,469
Issuance of common stock upon exercise
  of employee stock options.............         -             -        3,500          105        1,708            -         1,813
Fair value of warrants issued...........         -             -            -            -      116,000            -       116,000
Net loss................................         -             -            -            -            -   (2,029,848)   (2,029,848)
                                            ------   -----------    ---------    ---------    ---------   ----------    ----------
Balance at December 31, 1998............    20,896     2,089,638    4,647,880      139,436    6,328,733   (9,840,131)   (1,282,324)
Issuance of common stock pursuant
  to employee benefit plan..............         -             -       30,489          915       19,337            -        20,252
Net loss................................         -             -            -            -            -       (8,186)       (8,186)
                                            ------   -----------    ---------    ---------    ---------   ----------    ----------
Balance at March 31, 1999...............    20,896   $ 2,089,638    4,678,369    $ 140,351    6,348,070   (9,848,317)   (1,270,258)
                                            ------   -----------    ---------    ---------    ---------   ----------    ----------
                                            ------   -----------    ---------    ---------    ---------   ----------    ----------


                                   (UNAUDITED)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                          -----------------------------
                                                                             1999                1998
                                                                          ----------          ---------
Cash flows from operating activities:
  Net loss..............................................................  $   (8,186)          (416,235)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Increase in deferred franchise sales revenue......................       8,400             39,000
      Franchise sales revenue recognized - center openings..............     (46,960)                 -
      Increase in deferred franchising costs............................           -            (19,927)
      Franchise costs recognized - center openings......................       6,166                  -
      Provision for credit losses.......................................      43,503             42,500
      Loss realized on sale/retirement of property and equipment........           -              1,453
      Depreciation and amortization.....................................     251,283            237,082
      Undeveloped franchise licenses canceled...........................           -            (31,983)
      Loss on sale/disposition/closure of centers.......................      10,590             36,767
      Fair value of warrants issued.....................................      21,861                  -
      Net change in operating assets and liabilities:
        Increase in accounts receivable.................................     (54,746)           (45,343)
        Decrease in notes receivable....................................      13,600             18,873
        Decrease (increase) in inventories..............................      27,084            (32,257)
        Decrease (increase) in prepaid expenses and supplies............       7,986            (49,942)
        Increase (decrease) in accounts payable.........................    (219,713)            52,150
        Increase in accrued salaries and wages and other liabilities....       6,569            140,006
                                                                          ----------           --------
      Net cash provided by (used in) operating activities...............  $   67,437            (27,856)
                                                                          ----------           --------


                                   (UNAUDITED)
                            (continued on next page)
                                        5

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                          -----------------------------
                                                                             1999                1998
                                                                          ----------          ---------
Cash flows from investing activities:
  Principal receipts on direct financing leases.........................  $   40,956             44,219
  Proceeds from sale of property and equipment..........................      88,009                  -
  Proceeds from sale of centers.........................................           -            115,450
  Purchase of property and equipment....................................    (110,571)           (30,192)
  Decrease (increase) in projects and development.......................      17,446           (595,927)
  Decrease (increase) in other assets...................................      19,967            (63,588)
                                                                          ----------           --------
        Net cash provided by (used in) investing activities.............      55,807           (530,038)
                                                                          ----------           --------

Cash flows from financing activities:
  Proceeds from long-term obligations...................................     181,400            710,500
  Principal payments on long-term obligations...........................    (125,353)          (140,729)
  Principal payments on capital lease obligations.......................    (114,139)          (105,955)
  Issuance of common stock..............................................           -                751
  Increase in restricted cash...........................................           -            (25,000)
  Increase (decrease) in lease deposit obligations......................      (1,475)             3,542
                                                                          ----------           --------
        Net cash provided by (used in) financing activities.............     (59,567)           443,109
                                                                          ----------           --------
Net increase (decrease) in cash.........................................      63,677           (114,785)

Cash, beginning of period...............................................     145,470            182,214
                                                                          ----------           --------
Cash, end of period.....................................................  $  209,147             67,429
                                                                          ----------           --------
                                                                          ----------           --------
Supplemental disclosures of cash flow information -
  Cash paid during the period for interest..............................  $  343,000            320,416
                                                                          ----------           --------
                                                                          ----------           --------


                                   (UNAUDITED)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations.

     In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of Grease Monkey Holding Corporation (the "Company") on Form 10-KSB for the year ended December 31, 1998.

     The results for the three-month period ended March 31, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year of 1999.

2.   LIQUIDITY

     The Company has incurred losses from operations that have increased over the past three years coupled with a decrease in cash flow from operations for the same period. As of March 31, 1999, the Company had a working capital deficit of $1,575,216 and total liabilities exceeded total assets. These factors among others may indicate that the Company may not be able to meet its obligations in a timely manner without increased cash flow from operations, sale of non-producing assets or additional financing.

     The Company has taken steps to reduce losses and generate cash flow from operations and anticipates the sale of non-producing assets which will generate sufficient cash flow to meet its obligations in a timely manner. Should the Company be unable to achieve its projected level of cash flow from operations or sell its non-producing assets, additional financing could be necessary. The Company has entered into a merger agreement that would result in the sale of the Company. As a result of the current merger agreement, the Company is not actively investigating financing alternatives. Should the merger not proceed, the Company believes it could obtain additional financing, however, there can be no assurance that such financing would be available on a timely basis or on acceptable terms.

3.   MERGER AGREEMENT WITH QL 3000, INC.

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

                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

4.   STOCKHOLDERS' EQUITY (DEFICIT)

     The Company's Series C, 6% cumulative, Preferred stock is redeemable at the option of the Company upon 60 days prior written notice. At the option of the holder, at any time prior to the close of business on the redemption date, each share of Series C Preferred stock, plus any accumulated unpaid dividends, may be converted into shares of common stock at a conversion price of $2.50 per share of common stock. On March 31, 1999, accumulated unpaid dividends totaled $663,926.

     The Company has an employee deferred compensation 401(k) plan and matches employee contributions to this plan in an amount equal to 50% of the employees' contribution, up to a maximum of 6% of the employees' compensation. The Company's contribution is paid with its $0.03 par value common stock (net of forfeitures) valued at market on the date of the contribution. During the first three months of 1999 and 1998, the Company contributed 30,489 and 10,735 shares to this plan at an average of $0.66 and $1.25 per share, respectively.

5.   LOSS PER SHARE

     Loss per common share is computed by dividing the net loss after reduction for dividends on preferred stock ($30,915 in 1999 and $31,602 in 1998) by the weighted average number of common shares outstanding during each period. The effects of potentially dilutive stock options and convertible securities outstanding were antidilutive in 1999 and 1998.

6.   COMMITMENTS AND CONTINGENCIES

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

                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

     The Company has generally denied those claims and believes and has asserted that they are frivolous and groundless. Barrett has been unable to produce the alleged contract and the Company believes none was ever created. In addition, the Company believes Barrett lacks any evidence to support his claim of the alleged expenditures pursuant to the Southern California development. The Company intends to defend vigorously said claims and its liability exposure at the present time appears to be nominal. The Company believes the likelihood of an unfavorable outcome in this matter is remote.

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

     FINANCIAL GUARANTEES

     The Company has guaranteed leases of four franchisees. The aggregate contingent liability under the lease guarantees totals approximately $1,300,000. In addition, the Company has guaranteed notes payables of two franchisees totaling approximately $750,000 and has guaranteed notes payable to oil suppliers for certain franchisees.

     The Company is committed to the lease of office and training facilities under a lease expiring in November 2008. Rent under the lease is approximately $18,000 per month.

                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

7.   SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION

The following table sets forth, by period, the amount and nature of amounts paid and received for the acquisition, sale (refranchising) and closure of Company-owned Centers.

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                ------------------------
                                                                   1999          1998
                                                                ---------      ---------
Acquisition of Centers:
  Number of Centers purchased...........................                1              -
                                                                ---------      ---------
                                                                ---------      ---------
  Number of Centers foreclosed..........................                -              2
                                                                ---------      ---------
                                                                ---------      ---------
  Receivables applied (net of related allowance)........        $       -         30,703
  Liabilities assumed...................................           19,379         38,400
  Cash paid ............................................                -              -
                                                                ---------      ---------
  Cost of assets acquired...............................        $  19,379         69,103
                                                                ---------      ---------
                                                                ---------      ---------
Sales:
  Number of Centers refranchised/sold/closed............                1              2
                                                                ---------      ---------
                                                                ---------      ---------
  Cash received.........................................        $       -        115,450
  Notes received/accounts receivable granted............           20,000         15,769
  Loss on sale..........................................           10,590         36,767
                                                                ---------      ---------
  Net book value of centers refranchised/sold/closed....        $  30,590        167,986
                                                                ---------      ---------
                                                                ---------      ---------


     During the three months ended March 31, 1999 and 1998, non-cash transactions consisted of the Company issuing 30,489 and 10,735 shares of common stock at an average value of $0.66 and $1.25 per share, respectively, in accordance with its matching requirement under the Company's 401(k) plan. There were no other non-cash transactions during the first three months of 1999. Other non-cash transactions during the first three months of 1998 included a franchise license in the amount of $10,000, net of deferred costs of $2,173, that was canceled and applied to a franchisee's obligation to the Company.

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

     The Company reported a loss of ($8,186) for the first quarter of 1999, as compared to a loss of ($416,235) for the first quarter of 1998. Total revenue remained relatively constant, decreasing by $75,687 or less than 2%.

     Royalty fees are a percentage of gross sales paid monthly by all franchised Grease Monkey Centers. Royalty fee revenue for the first quarter of 1999 decreased by $69,190 or 9% compared to the first quarter of 1998. This decrease is due primarily to a reduction in the average number of U.S. franchised Centers open during the respective periods. In the first quarter of 1999, an average of 158 franchised Centers were open and operating as compared to 160 Centers in the first quarter of 1998. Factored into this average was the loss of twelve mature Centers (includes the acquisition of 2 Centers by the Company) offset by the addition of thirteen new Centers. While these mature Centers were replaced in number by the new Centers, the new Centers are in the early stages of development and do not generate the level of sales of a mature Center. In addition, the Company signed a Master Franchise Agreement for the Republic of Mexico on August 1, 1998 ("the Agreement"). The Master Franchisee retains eighty percent of royalties and franchise fees collected from Mexico franchisees after the effective date of the Agreement. The decrease in royalty revenue related to this transaction, when compared with the prior year is approximately $11,000. Based upon many factors, including the age of amounts owed the Company, the extent of collateralization, and historical performance, the Company may place certain financially troubled franchisees on a non-accrual status. For the first quarter of 1999, estimated royalties of $61,330 were not accrued under this policy, compared to $50,670 for the first quarter of 1998. The Company has a royalty rebate program for franchisees under which eligible franchisees can receive a rebate of royalties paid. For the first quarter of 1999, the rebate accrued under this program was $49,710 compared to $55,990 for the first quarter of 1998. The rebate is recorded as a reduction in royalty revenue.

     The Company recognized franchise sales net revenue (sales net of related costs) of $40,794 during the first quarter of 1999 (representing four centers). Franchise sales revenue represents initial one-time payments received by the Company from buyers of its franchises. The fee and any directly related costs are recognized as revenue and expense when the related franchise center opens for business. There were no center openings during the first quarter of 1998.

     At March 31, 1999, the Company operated 33 Centers as compared to 31 Centers at March 31, 1998. For the first quarter of 1999, the Company reported an operating margin (Company-owned Center sales less expenses, excluding interest, depreciation and amortization) of $680,110 on revenue of $3,813,951 at Company-owned Centers, as compared to an operating margin of $531,164 on revenue of $3,698,874 for the same period last year. This represents an increase of 3% in revenue and 28% in operating margin.

     In the first quarter of 1999, the Company realized marketing allowances and gross margins on product and equipment sales of $71,446, as compared to $98,336 in the first quarter of 1998. Product

                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES and equipment revenue represents the sale of fluid dispensing equipment and other supplies to franchisees, and marketing allowances relate to the sale of oil filters, air filters, oil additives, and certain other products.

     General and administrative expenses for the first quarter of 1999 decreased 29% or $372,023 as compared to the first quarter of 1998. The primary factors causing this variance were: a reduction in salaries and personnel expenses of approximately $246,000 or 38%; a reduction in travel and entertainment expenses of approximately $63,000 or 38%; and a reduction in professional fees for legal, tax and accounting services of approximately $73,000 or 52%.

     Depreciation and amortization expense for the first quarter of 1999 increased 6% over the first quarter of 1998. This increase is due primarily to an increase of two Company-owned Centers over the prior year.

     Loss on sale/disposition/closure of centers represents the net results of the refranchising/disposal of Company-owned Centers. When the Company refranchises a Center, a franchise license fee is included in the sales price and included in the resulting gain or loss on sale. The loss of $9,912 for the quarter ended March 31, 1999, represents the refranchising of one Company-owned Center, marketing allowances paid based on subsidies granted certain franchisees on the refranchising of Company-owned Centers in 1996, and a reimbursement of costs previously expensed upon the closure of a Company-owned Center in 1997. The loss of $50,512 for the quarter ended March 31, 1998, represents the closure of a Company-owned Center in 1998, marketing allowances paid based on subsidies granted certain franchisees on the refranchising of Company-owned Centers in 1996, and additional costs incurred in 1998 related to the closure of Company-owned Centers closed in 1997. In addition, a loss was recognized on the sale of a Company-owned Center to a third party.

     Interest expense includes interest on debt financing and interest recorded on capital leases of Company-owned Centers. The increase in interest expense from $213,717 in the first quarter of 1998 to $242,572 in the first quarter of 1999 was due primarily to an increase in average debt outstanding of approximately $1,700,000. This increase is due in part to borrowings associated with the purchase/development of two Company-owned Centers, and the purchase of land for development in 1998. In addition, approximately $780,000 ($409,000 from a related party) was borrowed for working capital.

                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

     The following schedule summarizes the activity with regard to Grease Monkey Company-owned Centers as well as Grease Monkey franchised centers for the quarters ended March 31, 1999 and 1998.

                                                                  THREE MONTHS ENDED:
                                                  MARCH 31, 1999                          MARCH 31, 1998
                                       -----------------------------------     ------------------------------------
                                       Company     Franchisee                  Company     Franchisee
                                        Owned        Owned          Total       Owned        Owned           Total
                                       -------     ----------      -------     -------     ----------      --------
Centers open, beginning                    33             182          215         31            187            218
Centers opened                              -               4            4          -              -              -
Centers purchased                           -               -            -          -              -              -
Centers sold                               (1)              1            -         (1)             -             (1)
Centers terminated or closed                -              (1)          (1)        (1)            (6)            (7)
Centers reacquired                          1              (1)           -          2             (2)             -
                                         ----           -----      -------       ----          -----       --------
Centers open, ending (A)                   33             185          218         31            179            210
                                         ----           -----      -------       ----          -----       --------
                                         ----           -----      -------       ----          -----       --------
Vehicles serviced (000's)                                              652                                      661
                                                                   -------                                 --------
                                                                   -------                                 --------
Franchise licenses issued (B)                                            1                                        1
                                                                   -------                                 --------
                                                                   -------                                 --------
Undeveloped franchise licenses (C)                                      22                                       48
                                                                   -------                                 --------
                                                                   -------                                 --------
Franchise applications outstanding (C)                                  10                                       20
                                                                   -------                                 --------
                                                                   -------                                 --------
Franchise license/application
  fees received (D)                                                $ 8,400                                 $ 39,000
                                                                   -------                                 --------
                                                                   -------                                 --------


(A) Includes 26 franchised centers in Mexico in 1999 and 21 franchised centers in Mexico in 1998.

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

                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                   (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES

     The Company currently has lines of credit with varying interest rates from a or guaranteed by a related party. The lines total $489,000 of which $484,500 was outstanding at March 31, 1999. Monthly payments are interest only and the balance is due upon demand.

     In September 1997, the Company entered into a $5,000,000 Loan Agreement with a bank. In connection with the Company entering into a Master Supply Contract with a motor oil supplier, the supplier agreed to guarantee the loan. Draws under the Loan Agreement were used for the purpose of paying off certain debt, including the Company's former Loan Agreement and Fast Lube Supply Agreement, and will be used for acquiring, constructing and/or developing Company Centers and for working capital. Any draws are evidenced by notes which amortize over ten years with a five year ballon payment and bear interest at a rate provided under the Loan Agreement plus guarantee fees. For an increased guarantee fee, the Company can extend the payment terms an additional five years. An initial draw of $2,620,000 was made on September 29, 1997, with interest at 9.26% plus guarantee fees. Additional draws totaling $2,380,000 were made during 1998 and during the first quarter of 1999, with an average interest rate of approximately 9% plus guarantee fees. As of March 31, 1999, approximately $4,630,000 is outstanding under the loan agreement.

     In May 1996, the Company entered into a Business Loan Agreement with a bank for a $2,000,000 three year line of credit. Funds drawn under the line are restricted to the development of new Centers. The Company has the right to select an optional interest rate as described in the agreement, however, in no case will the interest rate exceed the bank's reference rate. In exchange for a supply agreement on any Centers built utilizing the line of credit, a motor oil supplier agreed to guarantee the line. As of March 31, 1999, there were no amounts outstanding under this line of credit and the Company is currently re-negotiating the terms of this agreement.

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

                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                   (CONTINUED)

LIQUIDITY

     Cash provided by operations during the first quarter of 1999 was $67,437 as compared to cash used in operations of ($27,856) in the first quarter of 1998. The most significant factors contributing to this variance were an improved operating margin at Company-owned Centers and a decrease in general and administrative expenses.

     Cash provided by investing activities was $55,807 in the first quarter of 1999, as compared to cash used in investing activities of ($530,038) in the first quarter of 1998. Cash provided in both periods consisted of receipts on direct financing leases which decreased over the prior period. Additional cash was received in the first quarter of 1999 with the sale of a vacant site, and additional cash was received in the first quarter of 1998 with the sale of a Company-owned Center. Cash used in investing activities for the first quarter of 1998 consisted primarily of cash used for the development of Centers. Additional cash was used in both periods for the purchase of property and equipment, primarily Company-owned Center equipment.

     Cash used in financing activities was ($59,567) in the first quarter of 1999 as compared to cash provided by financing activities of $443,109 in the first quarter of 1998. Cash provided by financing activities in the first quarter of 1999 consisted primarily of proceeds from long-term obligations for working capital needs and in 1998 consisted primarily of proceeds from long-term obligations for the development of Centers. Financing activities also included cash used to reduce long-term obligations and capital lease obligations of $239,492 in the first quarter of 1999 and $246,684 in the first quarter of 1998.

     The Company does not have any material commitments for capital expenditures other than for the required replacement or upgrade of underground storage tanks at Company-owned Centers and the costs to achieve Year 2000 compliance.

     The Company has incurred losses from operations over the past three years coupled with a decrease in cash flow from operations for the same period. As of March 31, 1999, the Company had a working capital deficit of $1,575,216 and total liabilities exceeded total assets. These factors among others may indicate that the Company may not be able to meet its obligations in a timely manner without increased cash flow from operations, sale of non-producing assets or additional financing.

     The Company has taken steps to reduce losses and generate cash flow from operations and anticipates the sale of non-producing assets which will generate sufficient cash flow to meet its obligations in a timely manner. Should the Company be unable to achieve its projected level of cash flow from operations or sell its non-producing assets, additional financing could be necessary. The Company has entered into a merger agreement that would result in the sale of the Company. As a result of the current merger agreement, the Company is not actively investigating financing alternatives.

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

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

     Expenditures through March 31, 1999, have been minimal. Based upon the findings at March 31, 1999, the Company's estimated costs of becoming Year 2000 compliant are less than $150,000.

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

                        GREASE MONKEY HOLDING CORPORATION

                        COMMISSION FILE NUMBER: 000-9812

                          QUARTER ENDED MARCH 31, 1999

                                   FORM 10-QSB

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

     The Company has generally denied those claims and believes and has asserted that they are frivolous and groundless. Barrett has been unable to produce the alleged contract and the Company believes none was ever created. In addition, the Company believes Barrett lacks any evidence to support his claim of the alleged expenditures pursuant to the Southern California development. The Company intends to defend vigorously said claims and its liability exposure at the present time appears to be nominal. The Company believes the likelihood of an unfavorable outcome in this matter is remote.

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

(b) As of the date of filing this Quarterly Report on form 10-QSB, the Company is in arrears in the payment of dividends on the Series C Preferred Stock in the amount of approximately $679,000. Under Paragraph 5(d) of the Statement of Designation, Voting Powers, Preferences and Rights of the Series C Preferred Stock ("Statement of Designation"), if dividends on the Series C Preferred Stock are in arrears in an aggregate amount equal to at least four quarterly dividends, the number of members of the Board of Directors of the Company is automatically increased by the smallest number of directors that will constitute at least 25% of the Board of Directors after such increase and that the holders of the Series C Preferred Stock (voting as a separate voting group) have the exclusive right to elect, remove or replace such additional directors of the Company. The holders of the Series C Preferred Stock have not notified the Company that they have any intention to elect or serve as Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits (numbered in accordance with Item 601 of regulation S-K)

         27  Financial Data Schedule

(b)      Reports on Form 8-K

         A Current Report on Form 8-K dated March 26, 1999, was filed on March 31, 1999, reporting under Item 5 the signing of a merger agreement between Grease Monkey Holding Corporation and QL 3000, Inc. The Agreement and Plan of Merger and a press release were filed as exhibits under Item 7 of the Current Report on Form 8-K.

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                        COMMISSION FILE NUMBER: 000-9812
                          QUARTER ENDED MARCH 31, 1999
                                   FORM 10-QSB

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               GREASE MONKEY HOLDING CORPORATION

                               By: /s/ Rex L. Utsler
                                  --------------------------------
                                  Rex L. Utsler
                                  President and Chief Operating Officer
                                  (Principal Executive Officer, Chief Financial Officer and Principal Accounting Officer)


Denver, Colorado
May 14, 1999