Form 10QSB
period 1999-06-30
GREASE MONKEY HOLDING CORP
filed 1999-08-16
CIK 350179

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999


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

                           633 17th Street, Suite 400
                             Denver, Colorado 80202
                             ----------------------
                    (Address of principal executive offices)

                                 (303) 308-1660
                                 --------------
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                               Outstanding at
            Class                                              July 30, 1999
-----------------------------                                 ----------------
Common Stock, $0.03 par value                                 4,690,518 shares

Transitional Small Business Disclosure Format          Yes              No  X
                                                            ---            ---

                        GREASE MONKEY HOLDING CORPORATION

                        COMMISSION FILE NUMBER: 000-9812

                           QUARTER ENDED JUNE 30, 1999


                                   FORM 10-QSB

                          PART I FINANCIAL INFORMATION

Consolidated Statements of Operations (unaudited).............................................  Page 1

Consolidated Balance Sheets (unaudited).......................................................  Page 2

Consolidated Statements of Stockholders' Equity (Deficit) (unaudited).........................  Page 4

Consolidated Statements of Cash Flows (unaudited).............................................  Page 5

Notes to Consolidated Financial Statements (unaudited)........................................  Page 7

Management's Discussion and Analysis or Plan
  of Operation................................................................................  Page 13


                          PART II OTHER INFORMATION


Legal Proceedings.............................................................................  Page 21

Defaults Upon Senior Securities...............................................................  Page 21

Exhibits and Reports on Form 8-K..............................................................  Page 21

Signatures....................................................................................  Page 22

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                      JUNE 30,                            JUNE 30,
                                                           -------------------------------   ----------------------------------
                                                                1999             1998             1999               1998
                                                           ---------------  --------------   ---------------    ---------------
Operating Revenue:
  Royalty fees...........................................  $      738,321          777,514         1,411,414          1,519,797
  Franchise sales - center openings......................          35,500          173,600            82,460            173,600
  Product and equipment revenue..........................         116,925          185,978           230,728            366,907
  Sales by Company-owned Centers.........................       4,175,414        3,755,906         7,989,365          7,454,780
  Leasing revenue........................................         207,929          299,290           435,760            627,989
  Other..................................................          19,565           21,903            37,941             40,819
                                                           --------------   --------------   ---------------    ---------------

                                                                5,293,654        5,214,191        10,187,668         10,183,892
                                                           --------------   --------------   ---------------    ---------------

Operating Expenses:
  Franchise costs - center openings......................          11,476           36,926            17,642             42,426
  Product and equipment costs............................          23,891           87,336            66,248            169,929
  Company-owned Centers..................................       3,267,544        3,096,877         6,401,385          6,264,587
  Leasing expense........................................         283,008          339,979           558,240            696,615
  General and administrative expenses....................       1,039,227        1,390,481         1,940,108          2,663,385
  Provision for credit losses............................          29,890           49,165            73,393             91,665
  Depreciation...........................................         188,699          172,344           366,712            338,093
  Amortization...........................................          75,421           72,439           148,691            143,772
                                                           --------------   --------------   ---------------    ---------------

                                                                4,919,156        5,245,547         9,572,419         10,410,472
                                                           --------------   --------------   ---------------    ---------------

Operating income (loss)..................................         374,498          (31,356)          615,249           (226,580)
                                                           --------------   --------------   ---------------    ---------------

Other income (expense):
  Gain (loss) on sale/disposition/closure of centers.....          21,461           (5,431)           11,549            (55,943)
  Undeveloped franchise licenses canceled................          17,944                -            17,944             31,983
  Interest income........................................           5,961           10,085             9,508             21,320
  Interest expense.......................................        (218,446)        (212,223)         (461,018)          (425,940)
                                                           --------------   --------------   ---------------    ---------------
                                                                 (173,080)        (207,569)         (422,017)          (428,580)
                                                           --------------   --------------   ---------------    ---------------

Net income (loss)........................................  $      201,418         (238,925)          193,232           (655,160)
                                                           --------------   --------------   ---------------    ---------------
                                                           --------------   --------------   ---------------    ---------------

Earnings (loss) per common share (Note 6)................  $         0.04             (.06)             0.03               (.15)
                                                           --------------   --------------   ---------------    ---------------
                                                           --------------   --------------   ---------------    ---------------

Earnings (loss) per common share assuming dilution
  (Note 6)...............................................  $         0.03             (.06)             0.03               (.15)
                                                           --------------   --------------   ---------------    ---------------
                                                           --------------   --------------   ---------------    ---------------

Weighted average shares outstanding......................       4,684,377        4,647,409         4,667,914          4,644,623
                                                           --------------   --------------   ---------------    ---------------
                                                           --------------   --------------   ---------------    ---------------

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                               JUNE 30,               DECEMBER 31,
                                                                                 1999                     1998
                                                                         ---------------------    --------------------
ASSETS

Current Assets:
  Cash..............................................................     $             281,194                 145,470
  Accounts receivable, net of allowance for
    doubtful accounts of $551,029 at June 30, 1999,
    and $471,571 at December 31, 1998...............................                   707,992                 742,169
  Current portion of notes receivable, net..........................                    55,933                  60,885
  Current portion of net investment
    in direct financing leases......................................                   208,951                 183,775
  Inventories.......................................................                   636,217                 647,530
  Prepaid expenses and supplies.....................................                   165,530                 219,635
                                                                         ---------------------    --------------------

    TOTAL CURRENT ASSETS............................................                 2,055,817               1,999,464
                                                                         ---------------------    --------------------

Property and Equipment:
  Land..............................................................                   708,838                 805,432
  Buildings (including buildings under capital leases)..............                 6,816,041               6,859,365
  Furniture and fixtures............................................                   531,784                 674,553
  Leasehold improvements............................................                   814,075                 823,657
  Machinery and equipment ..........................................                 1,908,122               1,883,693
                                                                         ---------------------    --------------------
                                                                                    10,778,860              11,046,700
  Less accumulated depreciation and
    amortization....................................................                (4,389,727)             (4,508,081)
                                                                         ---------------------    --------------------

    NET PROPERTY AND EQUIPMENT......................................                 6,389,133               6,538,619
                                                                         ---------------------    --------------------

Other Assets:
  Net investment in direct financing leases.........................                 1,781,098               2,023,193
  Notes receivable, net.............................................                    81,260                  81,919
  Deferred franchising costs........................................                    91,121                 113,819
  Goodwill and covenants not to compete, net
    of accumulated amortization of $1,464,325 at June
    30, 1999, and $1,373,453 at December 31, 1998...................                 2,319,829               2,322,422
  Land held for development/resale..................................                   804,937                 818,300
  Other assets, net of accumulated
    amortization of $102,575 at June 30, 1999,
    and $70,126 at December 31, 1998................................                   248,179                 314,528
                                                                         ---------------------    --------------------

    TOTAL OTHER ASSETS..............................................                 5,326,424               5,674,181
                                                                         ---------------------    --------------------

                                                                         $          13,771,374              14,212,264
                                                                         ---------------------    --------------------
                                                                         ---------------------    --------------------

                                               (continued on next page)

                             GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS (continued)
                                                 (UNAUDITED)

                                                                               JUNE 30,               DECEMBER 31,
                                                                                 1999                     1998
                                                                         ---------------------    --------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable..................................................     $           1,297,184               1,674,175
  Accrued salaries and wages........................................                   223,578                 190,982
  Other accrued liabilities.........................................                   364,908                 377,799
  Current portion of long-term obligations..........................                 1,066,390               1,084,617
  Current portion of obligations
    under capital leases............................................                   523,405                 479,844
                                                                         ---------------------    --------------------

    TOTAL CURRENT LIABILITIES.......................................                 3,475,465               3,807,417
                                                                         ---------------------    --------------------

Long-term Obligations...............................................                 5,454,868               5,418,008

Obligations Under Capital Leases....................................                 5,528,677               5,801,910

Deferred Franchise Sales Revenue....................................                   370,193                 467,253

Stockholders' Deficit:
  Series C Preferred stock, stated value of $100.00 per
    share, 20,896 shares issued and outstanding at June
    30, 1999 and December 31, 1998..................................                 2,089,638               2,089,638
  Common stock, par value $.03, 20,000,000
    shares authorized, 4,690,518 and 4,647,880,
    shares issued and outstanding at June 30,
    1999 and December 31, 1998, respectively........................                   140,716                 139,436
  Capital in excess of par value....................................                 6,358,716               6,328,733
  Accumulated deficit...............................................                (9,646,899)             (9,840,131)
                                                                         ---------------------    --------------------

      TOTAL STOCKHOLDERS' DEFICIT...................................                (1,057,829)             (1,282,324)

  Commitments and Contingencies (Note 5)............................

                                                                         ---------------------    --------------------

                                                                         $          13,771,374              14,212,264
                                                                         ---------------------    --------------------
                                                                         ---------------------    --------------------

                         GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                             (UNAUDITED)


                                                     Preferred Stock                            Common Stock
                                             ------------------------------     --------------------------------------------
                                                                                                                  Capital in
                                               Number of                          Number of                        Excess of
                                                Shares            Amount           Shares           Amount         Par Value
                                             ------------      ------------     ------------     -----------     ------------
Balance at December 31, 1997............           20,896        $2,089,638        4,633,570        $139,007        6,197,880
Issuance of common stock
  pursuant to employee benefit
  plan..................................                -                 -           10,810             324           13,145
Issuance of common stock upon
  exercise of employee stock
  options...............................                -                 -            3,500             105            1,708
Fair value of warrants issued...........                -                 -                -               -          116,000
Net loss................................                -                 -                -               -                -
                                             ------------      ------------     ------------     -----------     ------------
Balance at December 31, 1998............           20,896         2,089,638        4,647,880         139,436        6,328,733
Issuance of common stock
  pursuant to employee benefit
  plan..................................                -                 -           42,638           1,280           29,983
Net income..............................                -                 -                -               -                -
                                             ------------      ------------     ------------     -----------     ------------
Balance at June 30, 1999................           20,896        $2,089,638        4,690,518        $140,716        6,358,716
                                             ------------      ------------     ------------     -----------     ------------
                                             ------------      ------------     ------------     -----------     ------------



                                                    Accumulated
                                                      Deficit                Total
                                                    -----------          ------------
Balance at December 31, 1997............            (7,810,283)              616,242
Issuance of common stock
  pursuant to employee benefit
  plan..................................                     -                13,469
Issuance of common stock upon
  exercise of employee stock
  options...............................                     -                 1,813
Fair value of warrants issued...........                     -               116,000
Net loss................................            (2,029,848)           (2,029,848)
                                                    -----------          ------------
Balance at December 31, 1998............            (9,840,131)           (1,282,324)
Issuance of common stock
  pursuant to employee benefit
  plan..................................                     -                31,263
Net income..............................               193,232               193,232
                                                    ----------            ----------
Balance at June 30, 1999................            (9,646,899)           (1,057,829)
                                                    -----------          ------------
                                                    -----------          ------------

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                            ---------------------------------------
                                                                                   1999                 1998
                                                                            -----------------    ------------------
Cash flows from operating activities:

  Net income (loss).....................................................    $         193,232              (655,160)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Increase in deferred franchise sales revenue......................                8,400                89,800
      Franchise sales revenue recognized-center openings................              (82,460)             (173,600)
      Increase in deferred franchising costs............................                    -               (40,506)
      Franchise costs recognized - center openings......................               17,642                36,926
      Provision for credit losses.......................................               73,393                91,665
      Loss realized on sale/retirement of property and
       equipment........................................................                2,743                 4,263
      Depreciation and amortization.....................................              515,403               481,865
      Undeveloped franchise licenses canceled...........................              (17,944)              (31,983)
      Loss on sale/disposition/closure of centers.......................               10,694                36,767
      Fair value of warrants issued.....................................               43,722                     -
      Other, net........................................................                  125                86,448
      Net change in operating assets and liabilities:
        Increase in accounts receivable.................................              (55,557)              (44,210)
        Decrease in notes receivable....................................               55,955                42,596
        Decrease in inventories.........................................               22,199                 3,870
        Decrease (increase) in prepaid expenses and
         supplies.......................................................               10,511              (104,351)
        Increase (decrease) in accounts payable.........................             (376,989)              145,908
        Increase in accrued salaries and wages
          and other liabilities.........................................               50,966                46,192
                                                                            -----------------    ------------------


      Net cash provided by operating activities.........................    $         472,035                16,490
                                                                            -----------------    ------------------

                                               (continued on next page)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                            ---------------------------------------
                                                                                   1999                  1998
                                                                            -----------------    ------------------
Cash flows from investing activities:
  Principal receipts on direct financing leases.........................    $          83,296                88,881
  Proceeds from sale of property and equipment..........................               89,009                     -
  Proceeds from sale of centers.........................................                    -               115,450
  Purchase of property and equipment....................................             (170,126)             (129,538)
  Decrease (increase) in projects and development.......................               13,363            (1,062,932)
  Decrease (increase) in other assets...................................               28,336              (149,437)
                                                                            -----------------    ------------------


        Net cash provided by (used in) investing activities.............               43,878            (1,137,576)
                                                                            -----------------    ------------------


Cash flows from financing activities:
  Proceeds from long-term obligations...................................              181,400             1,533,200
  Principal payments on long-term obligations...........................             (330,516)             (286,389)
  Principal payments on capital lease obligations.......................             (232,598)             (216,131)
  Issuance of common stock..............................................                    -                 1,814
  Increase in restricted cash...........................................                    -               (25,000)
  Increase in lease deposit obligations.................................                1,525                 2,392
                                                                            -----------------    ------------------

        Net cash provided by (used in) financing activities.............             (380,189)            1,009,886
                                                                            -----------------    ------------------

Net increase (decrease) in cash.........................................              135,724              (111,200)

Cash, beginning of period...............................................              145,470               182,214
                                                                            -----------------    ------------------

Cash, end of period.....................................................    $         281,194                71,014
                                                                            -----------------    ------------------
                                                                            -----------------    ------------------

Supplemental disclosures of cash flow
  information -
    Cash paid during the period for interest............................    $         641,329               639,036
                                                                            -----------------    ------------------
                                                                            -----------------    ------------------

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

     The results for the three-month and six-month periods ended June 30, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year of 1999.

2.   LIQUIDITY
     Prior to the three and six month periods ended June 30, 1999, the Company had incurred losses from operations that have increased over the past three fiscal years coupled with a decrease in cash flow from operations for the same period. As of June 30, 1999, the Company had a working capital deficit of $1,419,648 and total liabilities exceeded total assets. These factors among others may indicate that the Company may not be able to meet its obligations in a timely manner without increased cash flow from operations, sale of non-producing assets or additional financing.

     As noted in the results of operations for the six months ended June 30, 1999, the Company has taken steps to reduce losses and generate cash flow from operations and anticipates the sale of non-producing assets which will generate sufficient cash flow to meet its obligations in a timely manner. Should the Company be unable to achieve its projected level of cash flow from operations or sell its non-producing assets, additional financing could be necessary. The Company has entered into a merger agreement that would result in the sale of the Company. As a result of the current merger agreement, the Company is not actively investigating financing alternatives. Should the merger not proceed, the Company believes it could obtain additional financing, however, there can be no assurance that such financing would be available on a timely basis or on acceptable terms.

3.   MERGER AGREEMENT WITH QL 3000, INC.
     Effective March 26, 1999, the Company entered into a merger agreement with QL 3000, Inc., a privately held company. The merger agreement (as amended on August 5, 1999) provides that each shareholder of the Company will receive $1 per outstanding share of common stock and each preferred shareholder will receive the stated value of their preferred stock in addition to all applicable unpaid dividends. The completion of the merger agreement is subject to QL 3000, Inc. obtaining appropriate financing for the acquisition, in addition to regulatory and shareholder

                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (UNAUDITED)

     approval. Should the merger agreement be consummated, the Company would incur approximately $345,000 of transaction costs.

4.   STOCKHOLDERS' EQUITY (DEFICIT)
     The Company's Series C, 6% cumulative, Preferred Stock is redeemable at the option of the Company upon 60 days prior written notice. At the option of the holder, at any time prior to the close of business on the redemption date, each share of Series C Preferred Stock, plus any accumulated unpaid dividends, may be converted into shares of common stock at a conversion price of $2.50 per share of common stock. On June 30, 1999, accumulated unpaid dividends totaled $694,498.

     The Company has an employee deferred compensation 401(k) plan and matches employee contributions to this plan in an amount equal to 50% of the employees' contribution, up to a maximum of 6% of the employees' compensation. The Company's contribution is paid with its $0.03 par value common stock (net of forfeitures) valued at market on the date of the contribution. During the first six months of 1999 and 1998, the Company contributed 42,638 and 10,735 shares to this plan at an average of $0.73 and $1.25 per share, respectively.

5.   COMMITMENTS AND CONTINGENCIES

     LEGAL PROCEEDINGS

     On May 26, 1999, Hernando and Patricia Cortina, franchisees of the Company, filed an action against the Company in the Federal District Court, Mexico City, Mexico, CORTINA GONZALEZ HERNANDO AND PATRICIA HERNANDEZ JUNGUERA DE CORTINA V. GREASE MONKEY INTERNATIONAL, INC., Case No. 582/98. The complaint asserts that the Company breached the Cortina's franchise agreement by providing false financial projections based on unrealistic assumptions as to car counts, providing building plans inappropriate for constructing a GREASE MONKEY Center in Mexico, City, failing to provide adequate initial and ongoing training, failing to provide equipment maintenance support, failing to update technical manuals and software and failing to provide sufficient on-going marketing and consulting support. The Cortinas seek damages in the amount of $4,678,464 and moral damages. Based on the arbitration and venue provisions of the franchise agreement, the Company intends to move for dismissal of the action and to seek to require the Cortinas to arbitrate their claims in Denver, Colorado. In addition, the Company intends to deny the claims and to vigorously defend this action.

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



                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

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








                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (UNAUDITED)

6.   EARNINGS (LOSS) PER SHARE
     Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares. The following is a reconciliation between the basic and diluted earnings per common share for income (loss) as calculated under SFAS No. 128.

                                                   FOR THE THREE MONTHS ENDED
                      ------------------------------------------------------------------------------------
                                  JUNE 30, 1999                                  JUNE 30, 1998
                         INCOME                                         INCOME
                         (LOSS)        EPS         SHARES               (LOSS)        EPS        SHARES
                      ------------ ------------ ------------         ------------ -----------  -----------
Income (loss)              201,418                                      (238,925)
Preferred
dividends                  (31,259)                                      (31,259)

                      ------------ ------------ ------------         ------------ -----------  -----------
Basic EPS                  170,159          .04    4,684,377            (270,184)       (.06)    4,647,409
Effects of dilutive
securities:
Common stock
equivalents
Convertible
Preferred Stock             31,259                 1,101,151
                      ------------ ------------ ------------         ------------ -----------  -----------
Diluted EPS                201,418          .03    5,785,528            (270,184)       (.06)    4,647,409
                      ------------ ------------ ------------         ------------ -----------  -----------
                      ------------ ------------ ------------         ------------ -----------  -----------



                                                     FOR THE SIX MONTHS ENDED
                       ------------------------------------------------------------------------------------
                                   JUNE 30, 1999                                  JUNE 30, 1998
                          INCOME                                        INCOME
                          (LOSS)        EPS         SHARES              (LOSS)         EPS        SHARES
                       ------------ ------------ ------------         -----------  ----------- ------------
Income (loss)               193,232                                     (655,160)
Preferred
dividends                   (62,174)                                     (62,174)

                       ------------ ------------ ------------         -----------  ----------- ------------
Basic EPS                   131,058          .03    4,667,914           (717,334)        (.15)    4,644,623
Effects of dilutive
securities:
Common stock
equivalents
Convertible
Preferred Stock              62,174                 1,088,785
                       ------------ ------------ ------------         -----------  ----------- ------------
Diluted EPS                 193,232          .03    5,756,699           (717,334)        (.15)    4,644,623
                       ------------ ------------ ------------         -----------  ----------- ------------
                       ------------ ------------ ------------         -----------  ----------- ------------

                                                             (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (UNAUDITED)


7.   SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION
     The following table sets forth, by period, the amount and nature of amounts paid and received for the acquisition, sale (refranchising) and closure of Company-owned Centers.

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                               -----------------------------------------------
                                                                       1999                        1998
                                                               -------------------         -------------------
ACQUISITIONS:
  Number of Centers purchased.........................                           2                           -
                                                               -------------------         -------------------
                                                               -------------------         -------------------
  Number of Centers foreclosed........................                           -                           2
                                                               -------------------         -------------------
                                                               -------------------         -------------------

  Receivables applied (net of related
    allowance)........................................         $                 -                      30,703
  Liabilities assumed.................................                     167,749                      38,400
                                                               -------------------         -------------------
  Cost of assets acquired.............................         $           167,749                      69,103
                                                               -------------------         -------------------
                                                               -------------------         -------------------


Sales:
  Number of Centers
    refranchised/sold/closed..........................                          1*                           3
                                                               -------------------         -------------------
                                                               -------------------         -------------------

  Cash received.......................................         $                 -                     115,450
  Notes received/accounts receivable
    granted...........................................                      20,000                      15,769
  Loss on sale........................................                       9,693                      36,767
                                                               -------------------         -------------------
  Net book value of Centers
    refranchised/sold/closed..........................         $            29,693                     167,986
                                                               -------------------         -------------------
                                                               -------------------         -------------------

* Excludes the refranchising of a Center abandoned by a franchisee.


                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (UNAUDITED)

     During the six months ended June 30, 1999 and 1998, non-cash transactions consisted of the Company issuing 42,638 and 10,735 shares of common stock at an average value of $0.73 and $1.25 per share, respectively, in accordance with its matching requirement under the Company's 401(k) plan. Other non-cash transactions during the first six months of 1999 included the Company accepting a note receivable for $14,000 representing one-half of the franchise fee for a Center refranchised after it had been abandoned by a franchisee, and the sale of equipment to a franchisee (previously leased to that franchisee) for $1.00 resulting in a $15,000 loss. Other non-cash transactions during the first six months of 1998 included a franchise license in the amount of $10,000, net of deferred costs of $2,173, that was cancelled and applied to a franchisee's obligation to the Company; a capital lease obligation of $196,900 was recorded for a Company-owned Center; and a franchisee abandoned a site, resulting in a direct financing lease being cancelled and a capital lease building being recorded in the amount of $181,677.

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

     The Company reported net income of $193,232 for the first half of 1999, as compared to a net loss of ($655,160) for the first half of 1998. For the second quarter of 1999, the Company reported net income of $201,418 compared to a net loss of ($238,925) for the same quarter in 1998.

     Total revenue increased slightly by $3,776 for the first half of 1999, compared to the first half of 1998. Revenue during the second quarter of 1999 increased $79,463 over the same quarter last year, an increase of 2%. The increases are due primarily to increases in revenue from Company-owned Centers.

     Royalty fees are a percentage of gross sales paid monthly by all franchised Grease Monkey Centers. Royalty fee revenue for the first half of 1999 decreased by $108,383 or 7% compared to the first half of 1998. Royalty fee revenue for the second quarter of 1999 decreased by $39,193 or 5% over the second quarter of 1998. The average number of U.S. franchised Centers has remained constant at 159 franchised Centers open and operating during both the six and three month periods ending June 30, 1999 and 1998. The decreases in royalty income are caused primarily by the replacement of mature Centers which have left the system with newer Centers. While these mature Centers were replaced in number by the new Centers, the new Centers are in the early stages of development and do not generate the level of sales of a mature Center. In addition, the Company signed a Master Franchise Agreement for the Republic of Mexico on August 1, 1998 ("the Agreement"). The Master Franchisee retains eighty percent of royalties and franchise fees collected from Mexico franchisees after the effective date of the Agreement. The decrease in royalty revenue related to this transaction, when compared with the prior year is approximately $50,000 for the six month period and $39,000 for the second quarter of 1999. Based upon many factors, including the age of amounts owed the Company, the extent of collateralization, and historical performance, the Company may place certain financially troubled franchisees on a non-accrual status. For the first half of 1999, estimated royalties of $122,530 were not accrued under this policy, compared to $113,100 for the first half of 1998. During the second quarter of 1999, estimated royalties of $61,200 were not accrued compared to $62,430 for the second quarter of 1998. The Company has a royalty rebate program for franchisees under which eligible franchisees can receive a rebate of royalties paid. For the first half of 1999, the rebate accrued under this program was $110,967, compared to $114,051 for the first half of 1998. The rebate accrued for the second quarter of 1999 was $61,257 compared to a rebate of $58,061 for the second quarter of 1998. The rebate is recorded as a reduction in royalty revenue.

     The Company recognized franchise sales net revenue (sales net of related costs) of $24,024 and $64,818 during the second quarter and first six months of 1999, respectively, representing six Center openings. During the first six months and second quarter of 1998, the Company recognized franchise sales net revenue of $131,174 and $136,674, respectively, representing seven Center openings. Franchise sales revenue represents initial one-time payments received by the Company from buyers of its franchises. The fee and any directly related costs are recognized as revenue and expense when the related franchise Center opens for business.


                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

     At June 30, 1999, the Company operated 34 Centers as compared to 31 Centers at June 30, 1998. The average number of Centers operated during the quarter and six month period ended June 30, 1999, was 34 and 33 respectively, as compared to 31 for the same periods in 1998. For the first six months of 1999, the Company reported an operating margin (Company-owned Center sales less expenses, excluding interest, depreciation and amortization) of $1,587,980 on revenue of $7,989,365 at Company-owned Centers as compared to an operating margin of $1,190,193 on revenue of $7,454,780 for the same period last year. These results represent an increase of 7% in revenue and 33% in operating margin. For the second quarters of 1999 and 1998, the Company reported operating margins of $907,870 and $659,029 on revenue of $4,175,414 and $3,755,906, respectively, representing an increase in revenue of 11% and an increase in operating margin of 38%. The increase in the operating margin for Company-owned Centers is a result of an increase in revenue, coupled with concentrated efforts to reduce expenses (specifically payroll and operating expenses).

     In the first six months of 1999, the Company realized marketing allowances and gross margins on product and equipment sales of $164,480, as compared to $196,978 in the first six months of 1998. In the second quarter of 1999, marketing allowances and gross margins on product and equipment sales were $93,034, as compared to $98,642 in the second quarter of 1998. Product and equipment revenue represents the sale of fluid dispensing equipment and other supplies to franchisees, and marketing allowances that relate to the sale of oil filters, air filters, oil additives, and certain other products.

     General and administrative expenses for the first six months and second quarter of 1999 decreased $723,277 or 27% and decreased $351,254 or 25%, respectively, as compared to the first six months and second quarter of 1998. Variances in the first six months of 1999 as compared to the first six months of 1998 consisted primarily of reductions in: salaries, wages and personnel expenses of approximately $465,000; litigation expenses including legal fees, related costs and settlements of approximately $118,000; travel and entertainment expenses of approximately $55,000; franchise sales and promotional expenses of approximately $42,000; office expenses of approximately $28,000 and severance expenses of approximately $27,000. Variances in the second quarter of 1999 as compared to the second quarter of 1998 consisted primarily of reductions in: salaries, wages and personnel expenses of approximately $220,000; litigation expenses including legal fees, related costs and settlements of approximately $77,000; and severance expenses of approximately $27,000.

     Depreciation and amortization expense for the first six months and second quarter of 1999 increased 7% and 8%, respectively, as compared to the same periods in 1998. This increase is due primarily to an increase of two Company-owned Centers over the prior year periods.


                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

     Gain (loss) on sale/disposition/closure of centers represents the net results of the refranchising/disposal of Company-owned Centers. When the Company refranchises a Center, a franchise license fee is included in the sales price and included in the resulting gain or loss on sale. The gain of $11,549 for the six months ended June 30, 1999, represents the refranchising of one Company-owned Center, the refranchising of one closed Center, marketing allowances paid based on subsidies granted certain franchisees on the refranchising of Company-owned Centers in 1996, and a reimbursement of costs previously expensed upon the closure of a Company-owned Center in 1997 and 1998. In addition, a loss was recognized on the sale of equipment to a franchisee. The loss of $55,943 for the six months ended June 30, 1998, represents the closure of two Company-owned Centers in 1998, marketing allowances paid based on subsidies granted certain franchisees on the refranchising of Company-owned Centers in 1996, and additional costs incurred in 1998 related to the closure of Company-owned Centers closed in 1997. In addition, a loss was recognized on the sale of a Company-owned Center to a third party.

     In the first six months and second quarter of 1999, the Company recognized $17,944 in franchise sales revenue resulting from undeveloped license cancellations. In the first six months of 1998, undeveloped licenses were cancelled resulting in $31,983 of revenue. There were no license cancellations in the second quarter of 1998.

     Interest expense includes interest on debt financing and interest recorded on capital leases of Company-owned Centers. The increase in interest expense from $425,940 in the first six months of 1998 to $461,018 in the first six months of 1999 was due primarily to an increase in average debt outstanding. This increase is due in part to borrowings associated with the purchase/development of three Company-owned Centers, and for working capital.


                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

     The following schedule summarizes the activity with regard to Grease Monkey Company-owned Centers as well as Grease Monkey franchised Centers for the six months ended June 30, 1999 and 1998.

                                                                        SIX MONTHS ENDED:
                                                  JUNE 30, 1999                                     JUNE 30, 1998
                                ------------------------------------------------------------------------------------------------
                                  COMPANY          FRANCHISE                          COMPANY         FRANCHISE
                                   OWNED             OWNED             TOTAL           OWNED            OWNED           TOTAL
                               ------------      ------------      -------------    -----------      -----------    -------------
Centers open, beginning                  33               182                215             31              187              218
Centers opened                            -                 6                  6              1                7                8
Centers purchased                         2                (2)                 -              -                -                -
Centers sold                             (1)                2                  1             (1)               -               (1)
Centers terminated or
  closed                                  -                (4)                (4)            (2)             (14)             (16)
Centers reacquired                        -                 -                  -              2               (2)               -
                               ------------      ------------      -------------    -----------      -----------    -------------
Centers open, ending (A)                 34               184                218             31              178              209
                               ------------      ------------      -------------    -----------      -----------    -------------
                               ------------      ------------      -------------    -----------      -----------    -------------
Vehicles serviced (000's)                                                  1,338                                            1,354
                                                                   -------------                                    -------------
                                                                   -------------                                    -------------
Franchise licenses issued (B)                                                  2                                                4
                                                                   -------------                                    -------------
                                                                   -------------                                    -------------
Undeveloped franchise licenses
  (C)                                                                         17                                               44
                                                                   -------------                                    -------------
                                                                   -------------                                    -------------
Franchise applications
  outstanding (C)                                                             10                                               18
                                                                   -------------                                    -------------
                                                                   -------------                                    -------------
Franchise license/application fees
  received (D)                                                            $8,400                                          $89,800
                                                                   -------------                                    -------------
                                                                   -------------                                    -------------

(A) Includes 26 franchised Centers in Mexico in 1999 and 20 franchised Centers in Mexico in 1998.
(B)  Represents the number of licenses issued during the period.
(C)  Represents the number of licenses/applications outstanding at June 30.
(D) Represents amounts received for franchise licenses/applications during the period.


                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                   (continued)


LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES

     The Company currently has lines of credit with varying interest rates from, or guaranteed by, a related party. The lines total $489,000 of which approximately $484,000 was outstanding at June 30, 1999. Monthly payments are interest only and the balance is due upon demand.

     In September 1997, the Company entered into a $5,000,000 Loan Agreement with a bank. In connection with the Company entering into a Master Supply Contract with a motor oil supplier, the supplier agreed to guarantee the loan. Draws under the Loan Agreement were used for the purpose of paying off certain debt, including the Company's former Loan Agreement and Fast Lube Supply Agreement, for acquiring, constructing and/or developing Company Centers and for working capital. Any draws are evidenced by notes which amortize over ten years with a five year balloon payment and bear interest at a rate provided under the Loan Agreement plus guarantee fees. For an increased guarantee fee, the Company can extend the payment terms an additional five years. An initial draw of $2,620,000 was made on September 29, 1997. The remaining draws totaling $2,380,000 were made during 1998 and during the first quarter of 1999. As of June 30, 1999, approximately $4,689,000 is outstanding under the loan agreement.

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



                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                   (continued)

LIQUIDITY

     Cash provided by operations during the first six months of 1999 was $472,035 as compared to cash provided by operations of $16,490 in the first six months of 1998. The most significant factors contributing to the positive variance were an improved operating margin at Company-owned Centers and a decrease in general and administrative expenses.

     Cash provided by investing activities was $43,878 in the first six months of 1999, as compared to cash used in investing activities of $1,137,576 in the first six months of 1998. Cash provided in both periods consisted primarily of receipts on direct financing leases which decreased slightly over the periods. Additional cash was received in the first six months of 1999 with the sale of a vacant site, and additional cash was received in the first six months of 1998 with the refranchising/sale of a Company-owned Center. Cash used in investing activities for the first six months of 1998 consisted primarily of cash used for the development of Centers. Additional cash was used in both periods for the purchase of property and equipment, primarily for Company-owned Center equipment.

     Cash used in financing activities was $380,189 in the first six months of 1999 as compared to cash provided by financing activities of $1,009,886 in the first six months of 1998. Cash provided by financing activities in the first six months of 1999 and 1998 consisted primarily of proceeds from long-term obligations for working capital and the development of Centers. Financing activities also included cash used to reduce long-term debt and capital lease obligations of $563,114 in the first six months of 1999 and $502,520 in the first six months of 1998.

     The Company does not have any material commitments for capital expenditures other than for the required replacement or upgrade of underground storage tanks at Company-owned Centers and the costs to achieve Year 2000 compliance.

     Prior to the three and six month periods ended June 30, 1999, the Company had incurred losses from operations over the past three fiscal years coupled with a decrease in cash flow from operations for the same period. As of June 30, 1999, the Company had a working capital deficit of $1,419,648 and total liabilities exceeded total assets. These factors among others may indicate that the Company may not be able to meet its obligations in a timely manner without increased cash flow from operations, sale of non-producing assets or additional financing.

     As noted in the results of operations for the six months ended June 30, 1999, the Company has taken steps to reduce losses and generate cash flow from operations and anticipates the sale of non-producing assets which will generate sufficient cash flow to meet its obligations in a timely manner. Should the Company be unable to achieve its projected level of cash flow from operations or sell its non-producing assets, additional financing could be necessary. The Company has entered into a merger agreement that would result in the sale of the Company. As a result of the current merger agreement, the Company is not actively investigating financing alternatives.

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

     As part of the Company's Year 2000 project, the Company is currently in the process of contacting its significant third party suppliers, such as its oil and parts suppliers, to determine the extent to which the Company is vulnerable to its suppliers' failure to remediate their Year 2000 issues. However, the Company cannot assure that third-party suppliers will adequately address their Year 2000 issues or that failure of the third-party suppliers to address their Year 2000 issues would not have a material adverse effect on the Company or its operations.

     In addition, the Company has communicated with its franchisees to determine the extent to which the Company is vulnerable to the franchisees' failure to remediate their Year 2000 issues. However, the Company cannot assure that the franchisees will adequately address their Year 2000 issues or that failure of the franchisees to address their Year 2000 issues would not have a material adverse effect on the Company or its operations.

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

     Based upon the findings at June 30, 1999, the Company's remaining costs of becoming Year 2000 compliant are less than $50,000.


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

                        GREASE MONKEY HOLDING CORPORATION

                        COMMISSION FILE NUMBER: 000-9812

                           QUARTER ENDED JUNE 30, 1999

                                   FORM 10-QSB

                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

     On May 26, 1999, Hernando and Patricia Cortina, franchisees of the Company, filed an action against the Company in the Federal District Court, Mexico City, Mexico, CORTINA GONZALEZ HERNANDO AND PATRICIA HERNANDEZ
JUNGUERA DE CORTINA V. GREASE MONKEY INTERNATIONAL, INC., Case No. 582/98. The complaint asserts that the Company breached the Cortina's franchise agreement by providing false financial projections based on unrealistic assumptions as to car counts, providing building plans inappropriate for constructing a GREASE MONKEY Center in Mexico, City, failing to provide adequate initial and ongoing training, failing to provide equipment maintenance support, failing to update technical manuals and software and failing to provide sufficient on-going marketing and consulting support. The Cortinas seek damages in the amount of $4,678,464 and moral damages. Based on the arbitration and venue provisions of the franchise agreement, the Company intends to move for dismissal of the action and to seek to require the Cortinas to arbitrate their claims in Denver, Colorado. In addition, the Company intends to deny the claims and to vigorously defend this action.

     The Company has previously reported two other legal proceedings contained in its quarterly report on Form 10-QSB for the period ending March 31, 1999. No material changes have occurred in those proceedings.

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

(b) As of the date of filing this Quarterly Report on Form 10-QSB, the Company is in arrears in the payment of dividends on the Series C Preferred Stock in the amount of approximately $711,000. Under Paragraph 5(d) of the Statement of Designation, Voting Powers, Preferences and Rights of the Series C Preferred Stock ("Statement of Designation"), if dividends on the Series C Preferred Stock are in arrears in an aggregate amount equal to at least four quarterly dividends, the number of members of the Board of Directors of the Company is automatically increased by the smallest number of directors that will constitute at least 25% of the Board of Directors after such increase and that the holders of the Series C Preferred Stock (voting as a separate voting group) have the exclusive right to elect, remove or replace such additional directors of the Company. The aggregate amount of dividends in arrears exceeded at least four quarterly dividends as of the date of filing this report. The holders of the Series C Preferred Stock have not notified the Company that they have any intention to elect or serve as Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits (numbered in accordance with Item 601 of regulation S-B)

     27  Financial Data Schedule


(b)  Reports on Form 8-K

     A current report on Form 8-K dated August 5, 1999, was filed on August 16, 1999, reporting under Item 5 the signing of an extension agreement between Grease Monkey Holding Corporation and QL 3000, Inc. The Extension Agreement and a press release were filed as exhibits under Item 5 of the Current Report on Form 8-K.

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                        COMMISSION FILE NUMBER: 000-9812
                           QUARTER ENDED JUNE 30, 1999
                                   FORM 10-QSB


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         GREASE MONKEY HOLDING CORPORATION



                         By:   /s/ Rex L. Utsler
                            ---------------------------------------------------
                                   Rex L. Utsler
                                   President and Chief Operating Officer
                                   (Principal Operating Officer, Chief
                                   Financial Officer and Principal
                                   Accounting Officer)

Denver, Colorado
August 16, 1999