Form 10QSB
period 1999-09-30
GREASE MONKEY HOLDING CORP
filed 1999-11-15
CIK 350179

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                                       Outstanding at
                Class                                  November 1, 1999
    -----------------------------                      ----------------
    Common Stock, $0.03 par value                      4,690,518 shares


Transitional Small Business Disclosure Format         Yes        No  X
                                                          -----    -----

                        GREASE MONKEY HOLDING CORPORATION

                        COMMISSION FILE NUMBER: 000-9812

                        QUARTER ENDED SEPTEMBER 30, 1999

                                   FORM 10-QSB

                          PART I FINANCIAL INFORMATION

Consolidated Statements of Operations (unaudited)..........................  Page 1

Consolidated Balance Sheets (unaudited)....................................  Page 2

Consolidated Statements of Stockholders' Equity (Deficit) (unaudited)......  Page 4

Consolidated Statements of Cash Flows (unaudited)..........................  Page 5

Notes to Consolidated Financial Statements (unaudited).....................  Page 7

Management's Discussion and Analysis or Plan
  of Operation.............................................................  Page 12

                   PART II OTHER INFORMATION

Legal Proceedings..........................................................  Page 19

Defaults Upon Senior Securities............................................  Page 20

Exhibits and Reports on Form 8-K...........................................  Page 20

Signatures.................................................................  Page 21


               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                                             -------------------------------    ----------------------------------
                                                                   1999             1998             1999               1998
                                                             --------------   --------------    --------------     --------------
Operating Revenue:
  Royalty fees...........................................    $      834,102          766,172         2,245,516          2,285,969
  Franchise sales - center openings......................                 -           25,490            82,460            199,090
  Product and equipment revenue..........................           102,867          147,202           333,595            514,109
  Sales by Company-owned Centers.........................         4,503,948        3,788,628        12,493,313         11,243,408
  Leasing revenue........................................           213,372          248,127           649,132            876,116
  Other..................................................            19,089           25,616            57,030             66,435
                                                             --------------   --------------    --------------     --------------
                                                                  5,673,378        5,001,235        15,861,046         15,185,127
                                                             --------------   --------------    --------------     --------------
Operating Expenses:
  Franchise costs - center openings......................                 -           15,445            17,642             57,871
  Product and equipment costs............................            18,607           48,875            84,855            218,804
  Company-owned Centers..................................         3,516,186        3,162,933         9,917,571          9,427,520
  Leasing expense........................................           255,520          303,404           813,760          1,000,019
  General and administrative expenses....................         1,134,567        1,886,914         3,074,675          4,550,299
  Loss on Arbitration Settlement.........................           630,000                -           630,000                  -
  Provision for credit losses............................            27,256           92,555           100,649            184,220
  Depreciation...........................................           203,758          184,381           570,470            522,474
  Amortization...........................................            77,099           72,917           225,790            216,689
                                                             --------------   --------------    --------------     --------------
                                                                  5,862,993        5,767,424        15,435,412         16,177,896
                                                             --------------   --------------    --------------     --------------
Operating income (loss)..................................          (189,615)        (766,189)          425,634           (992,769)
                                                             --------------   --------------    --------------     --------------
Other income (expense):
  Gain (loss) on sale/disposition/closure of centers.....              (778)         (80,214)           10,771           (136,157)
  Undeveloped franchise licenses canceled................                 -          163,703            17,944            195,686
  Interest income........................................             4,999            3,247            14,507             24,567
  Interest expense.......................................          (226,962)        (194,989)         (687,980)          (620,929)
                                                             --------------   --------------    --------------     --------------
                                                                   (222,741)        (108,253)         (644,758)          (536,833)
                                                             --------------   --------------    --------------     --------------
Net loss.................................................    $     (412,356)        (874,442)         (219,124)        (1,529,602)
                                                             ==============   ==============    ==============     ==============
Loss per common share (Note 5)...........................    $        (0.09)           (0.19)            (0.07)             (0.35)
                                                             ==============   ==============    ==============     ==============
Weighted average shares outstanding......................         4,690,518        4,647,840         4,675,531          4,645,707
                                                             ==============   ==============    ==============     ==============


               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                          SEPTEMBER 30,       DECEMBER 31,
                                                                              1999               1998
                                                                          -------------       ------------
ASSETS

Current Assets:
  Cash..............................................................      $     474,325            145,470
  Accounts receivable, net of allowance for
    doubtful accounts of $301,255 at September 30,
    1999, and $471,571 at December 31, 1998.........................            539,281            742,169
  Current portion of notes receivable, net..........................             40,586             60,885
  Current portion of net investment
    in direct financing leases......................................            205,522            183,775
  Inventories.......................................................            660,482            647,530
  Prepaid expenses and supplies.....................................            112,466            219,635
                                                                          -------------       ------------
    TOTAL CURRENT ASSETS............................................          2,032,662          1,999,464
                                                                          -------------       ------------

Property and Equipment:
  Land..............................................................            708,838            805,432
  Buildings (including buildings under capital leases)..............          7,089,671          6,859,365
  Furniture and fixtures............................................            529,604            674,553
  Leasehold improvements............................................            837,948            823,657
  Machinery and equipment ..........................................          1,955,163          1,883,693
                                                                          -------------       ------------
                                                                             11,121,224         11,046,700
  Less accumulated depreciation and
    amortization....................................................         (4,581,510)        (4,508,081)
                                                                          -------------       ------------

    NET PROPERTY AND EQUIPMENT......................................          6,539,714          6,538,619
                                                                          -------------       ------------

Other Assets:
  Net investment in direct financing leases.........................          1,461,932          2,023,193
  Notes receivable, net.............................................             66,690             81,919
  Deferred franchising costs........................................             93,191            113,819
  Goodwill and covenants not to compete, net
    of accumulated amortization of $1,525,205, at
    September 30, 1999, and $1,373,453 at December
    31, 1998........................................................          2,258,949          2,322,422
  Land held for development/resale..................................            807,358            818,300
  Other assets, net of accumulated amortization of
    $118,793 at September 30, 1999, and $70,126 at
    December 31, 1998...............................................            223,663            314,528
                                                                          -------------       ------------
    TOTAL OTHER ASSETS..............................................          4,911,783          5,674,181
                                                                          -------------       ------------
                                                                          $  13,484,159         14,212,264
                                                                          =============       ============


                            (continued on next page)
                                        2

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                                   (UNAUDITED)

                                                                          SEPTEMBER 30,       DECEMBER 31,
                                                                              1999               1998
                                                                          -------------       ------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable..................................................      $   1,005,857          1,674,175
  Accrued salaries and wages........................................            230,748            190,982
  Other accrued liabilities.........................................            440,091            377,799
  Current portion of long-term obligations..........................          1,310,497          1,084,617
  Current portion of obligations
    under capital leases............................................            544,089            479,844
                                                                          -------------       ------------
    TOTAL CURRENT LIABILITIES.......................................          3,531,282          3,807,417
                                                                          -------------       ------------
Long-term Obligations...............................................          5,671,587          5,418,008

Obligations Under Capital Leases....................................          5,377,282          5,801,910

Deferred Franchise Sales Revenue....................................            374,193            467,253

Stockholders' Deficit:
  Series C Preferred stock, stated value of $100.00 per
    share, 20,896 shares issued and outstanding at
    September 30, 1999 and December 31, 1998........................          2,089,638          2,089,638
  Common stock, par value $.03, 20,000,000
    shares authorized, 4,690,518 and 4,647,880,
    shares issued and outstanding at September 30,
    1999 and December 31, 1998, respectively........................            140,716            139,436
  Capital in excess of par value....................................          6,358,716          6,328,733
  Accumulated deficit...............................................        (10,059,255)        (9,840,131)
                                                                          -------------       ------------
      TOTAL STOCKHOLDERS' DEFICIT...................................         (1,470,185)        (1,282,324)

  Commitments and Contingencies (Note 7)............................
                                                                          -------------       ------------
                                                                          $  13,484,159         14,212,264
                                                                          =============       ============


               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                                        Preferred Stock                 Common Stock
                                   -----------------------    ---------------------------------------
                                                                                          Capital in
                                    Number of                  Number of                   Excess of   Accumulated
                                     Shares       Amount         Shares       Amount       Par Value     Deficit         Total
                                    ---------    --------      ---------     --------     -----------  -----------       -----
Balance at December 31, 1997......     20,896   $ 2,089,638     4,633,570   $  139,007     6,197,880    (7,810,283)       616,242
Issuance of common stock
  pursuant to employee benefit
  plan............................         -             -        10,810          324        13,145             -         13,469
Issuance of common stock upon
  exercise of employee stock
  options.........................         -             -         3,500          105         1,708             -          1,813
Fair value of warrants issued.....         -             -             -            -       116,000             -        116,000
Net loss..........................         -             -             -            -             -    (2,029,848)    (2,029,848)
                                    --------   -----------    ----------   ----------     ---------   -----------     ----------
Balance at December 31, 1998......    20,896     2,089,638     4,647,880      139,436     6,328,733    (9,840,131)    (1,282,324)
Issuance of common stock
  pursuant to employee benefit
  plan............................         -             -        42,638        1,280        29,983             -         31,263
Net loss..........................         -             -             -            -             -      (219,124)      (219,124)
                                    --------   -----------    ----------   ----------     ---------   -----------     ----------
Balance at September 30, 1999         20,896   $ 2,089,638     4,690,518   $  140,716     6,358,716   (10,059,255)    (1,470,185)
                                    ========   ===========    ==========   ==========     =========   ===========     ==========


               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                          -------------------------------
                                                                              1999               1998
                                                                          ------------       ------------
Cash flows from operating activities:
  Net loss..............................................................  $   (219,124)        (1,529,602)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Increase in deferred franchise sales revenue......................        12,400            116,200
      Franchise sales revenue recognized-center openings................       (82,460)          (199,090)
      Increase in deferred franchising costs............................        (2,070)           (43,485)
      Franchise costs recognized - center openings......................        17,642             46,771
      Provision for credit losses.......................................       100,649            184,220
      Loss realized on sale/retirement of property and
       equipment........................................................         7,580              9,865
      Depreciation and amortization.....................................       796,260            739,163
      Undeveloped franchise licenses canceled...........................       (17,944)          (195,686)
      Loss on sale/disposition/closure of centers.......................        11,472            107,267
      Fair value of warrants issued.....................................        65,583                  -
      Impairment of asset value.........................................             -            377,871
      Loss on Arbitration Settlement....................................       630,000                  -
      Accrual of Consultant Agreement/Severance
       Agreements.......................................................             -            216,440
      Other, net........................................................           125             86,447
      Net change in operating assets and liabilities:
        Decrease in accounts receivable.................................        84,770            148,124
        Decrease in notes receivable....................................        82,391             33,542
        Decrease (increase) in inventories..............................        (2,066)            47,719
        Decrease (increase) in prepaid expenses and
         supplies.......................................................        41,714           (123,875)
        Decrease in accounts payable....................................      (673,374)           (98,752)
        Increase in accrued salaries and wages
          and other liabilities.........................................       133,320              1,800
                                                                          ------------       ------------
      Net cash provided by (used in) operating activities...............  $    986,868            (75,061)
                                                                          ------------       ------------


                            (continued on next page)
                                        5

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                          -------------------------------
                                                                              1999               1998
                                                                          ------------       ------------
Cash flows from investing activities:
  Principal receipts on direct financing leases.........................  $    126,990            129,846
  Proceeds from sale of property and equipment..........................        89,009                  -
  Proceeds from sale of centers.........................................             -            115,450
  Purchase of property and equipment....................................      (251,844)          (277,944)
  Decrease (increase) in projects and development.......................        10,942         (1,544,738)
  Note receivable from developers.......................................             -            190,000
  Decrease (increase) in other assets...................................        36,633           (261,901)
                                                                          ------------       ------------
        Net cash provided by (used in) investing activities.............        11,730         (1,649,287)
                                                                          ------------       ------------

Cash flows from financing activities:
  Proceeds from long-term obligations...................................       181,400          2,483,100
  Principal payments on long-term obligations...........................      (494,632)          (555,926)
  Principal payments on capital lease obligations.......................      (355,745)          (326,039)
  Issuance of common stock..............................................             -              1,814
  Increase (decrease) in lease deposit obligations......................          (766)             7,231
                                                                          ------------       ------------
        Net cash provided by (used in) financing activities.............      (669,743)         1,610,180
                                                                          ------------       ------------
Net increase (decrease) in cash.........................................       328,855           (114,168)
Cash, beginning of period...............................................       145,470            182,214
                                                                          ------------       ------------
Cash, end of period.....................................................  $    474,325             68,046
                                                                          ============       ============
Supplemental disclosures of cash flow
  information -
    Cash paid during the period for interest............................  $    922,371            933,399
                                                                          ============       ============


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

         In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature which are necessary in order to make the financial statements not misleading. These financial statements should be read in conjunction with the Annual Report of Grease Monkey Holding Corporation (the "Company") on Form 10-KSB for the year ended December 31, 1998.

         The results for the three-month and nine-month periods ended September 30, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year of 1999.

2.       LIQUIDITY
         For the three and nine month periods ended September 30, 1999, and the past three fiscal years, the Company has incurred losses from operations that have increased and has incurred a decrease in cash flow from operations. As of September 30, 1999, the Company had a working capital deficit of $1,498,620 and total liabilities exceeded total assets. These factors among others may indicate that the Company may not be able to meet its obligations in a timely manner without increased cash flow from operations, sale of non-producing assets or additional financing.

         As noted in the results from operations for the nine months ended September 30, 1999, the Company has taken steps to reduce losses and generate cash flow from operations and anticipates the sale of non-producing assets which will generate sufficient cash flow to meet its obligations in a timely manner. Should the Company be unable to achieve its projected level of cash flow from operations or sell its non-producing assets, additional financing could be necessary. The Company has entered into a merger agreement that would result in the sale of the Company. As a result of the current merger agreement, the Company is not actively investigating financing alternatives. Should the merger not proceed, the Company believes it could obtain additional financing, however, there can be no assurance that such financing would be available on a timely basis or on acceptable terms.

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

                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (UNAUDITED)

4.       STOCKHOLDERS' DEFICIT
         The Company's Series C, 6% cumulative, Preferred Stock is redeemable at the option of the Company upon 60 days prior written notice. At the option of the holder, at any time prior to the close of business on the redemption date, each share of Series C Preferred Stock, plus any accumulated unpaid dividends, may be converted into shares of common stock at a conversion price of $2.50 per share of common stock. On September 30, 1999, accumulated unpaid dividends totaled approximately $726,100.

         The Company has an employee deferred compensation 401(k) plan and matches employee contributions to this plan in an amount equal to 50% of the employees' contribution, up to a maximum of 6% of the employees' compensation. The Company's contribution is paid with its $0.03 par value common stock (net of forfeitures) valued at market on the date of the contribution. During the first nine months of 1999 and 1998, the Company contributed 42,638 and 10,810 shares to this plan at an average of $0.73 and $1.25 per share, respectively.

5.       LOSS PER SHARE
         Loss per common share is computed by dividing the net loss after reduction for dividends on preferred stock ($31,602 for the third quarters of 1999 and 1998 and $93,776 for the nine months ended September 30, 1999 and 1998) by the weighted average number of common shares outstanding during each period. The effects of potentially dilutive stock options and convertible securities outstanding were antidilutive in 1999 and 1998.

6.       LONG-TERM OBLIGATIONS
         An arbitration award was granted Navfam, Inc. based on the findings that the Company wrongfully repudiated an agreement entered into by the Company with Navfam, Inc. on April 7, 1998. The award of $630,000 included a settlement award and pre-judgment interest. The negotiated payment terms with Navfam, Inc. include a $150,000 down payment and a four-year $480,000 note bearing interest at 10%.

7.       COMMITMENTS AND CONTINGENCIES

         LEGAL PROCEEDINGS
         On May 26, 1999, Hernando and Patricia Cortina, franchisees of the Company, filed an action against the Company in the Federal District Court, Mexico City, Mexico, CORTINA GONZALEZ HERNANDO AND PATRICIA HERNANDEZ JUNGUERA DE CORTINA V. GREASE MONKEY INTERNATIONAL, INC., Case No. 582/98. The complaint asserts that the Company breached the Cortina's franchise agreement by providing false financial projections based on unrealistic assumptions as to car counts, providing building plans inappropriate for constructing a GREASE MONKEY Center in Mexico City, failing to provide adequate initial and ongoing training, failing to provide equipment maintenance support, failing to update technical manuals and software and failing to

                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         provide sufficient on-going marketing and consulting support. The Cortinas' sought damages in the amount of $4,678,464 and moral damages. Based on the arbitration and venue provisions of the franchise agreement, the Company moved for dismissal of the action and sought to require the Cortinas' to arbitrate their claims in Denver, Colorado. The court ruled in favor of the Company, and ordered the Cortinas' to pay the Company's attorney's fees. The Cortinas' have the option to file an appeal or file for arbitration in the U.S.

         On December 15, 1998, a demand for arbitration was made against the Company by Navfam, Inc. based upon the Company's alleged breach of a Software License Agreement dated April 7, 1998. That matter was governed by the American Arbitration Association in Los Angeles, California, and was assigned Case No. 72Y1140138198. On October 8, 1999, the arbitrator found that the Company wrongfully repudiated the agreement, and Navfam, Inc. was awarded approximately $579,000 in damages, plus pre-judgment interest. The arbitrator's award is binding and not subject to appeal. The Company recorded a settlement amount of $630,000 representing the settlement award and pre-judgment interest, and reached an agreement with Navfam, Inc. to pay $150,000 down and finance the remaining $480,000 over four years at 10% interest.

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

         FINANCIAL GUARANTEES AND COMMITMENTS

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

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                ----------------------------------
                                                                     1999                1998
                                                                --------------      --------------
ACQUISITIONS:
  Number of Centers purchased.........................                       2                   -
                                                               ===============      ==============
  Number of Centers foreclosed........................                       1                   3
                                                               ===============      ==============
  Receivables applied (net of related
    allowance)........................................          $        4,605              83,843
  Liabilities assumed.................................                 167,749              83,159
  Loss on foreclosure.................................                       -             (70,500)
                                                               ---------------      --------------
  Cost of assets acquired.............................          $      172,354              96,502
                                                               ===============      ==============
SALES:
  Number of Centers
    refranchised/sold/closed..........................                      1*                   3
                                                               ===============      ==============
  Cash received.......................................         $            -              115,450
  Notes received/accounts receivable
    granted...........................................                  20,000              15,769
  Loss on sale........................................                   9,693              36,767
                                                               ---------------      --------------
  Net book value of Centers
    refranchised/sold/closed..........................          $       29,693             167,986
                                                               ===============      ==============


* Excludes the refranchising of a Center abandoned by a franchisee.

                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (UNAUDITED)

         During the nine months ended September 30, 1999 and 1998, non-cash transactions consisted of the Company issuing 42,638 and 10,810 shares of common stock at an average value of $0.73 and $1.25 per share, respectively, in accordance with its matching requirement under the Company's 401(k) plan. Other non-cash transactions during the first nine months of 1999 included the Company accepting a note receivable for $14,000 representing one-half of the franchise fee for a Center refranchised after it had been abandoned by a franchisee, and the sale of equipment to a franchisee (previously leased to that franchisee) for $1.00 resulting in a $15,000 loss. Other non-cash transactions during the first nine months of 1998 included a franchise license in the amount of $10,000, net of deferred costs of $2,173, that was cancelled and applied to a franchisee's obligation to the Company; a capital lease obligation of $196,900 was recorded for a Company-owned Center; a franchisee abandoned two sites, resulting in two direct financing leases being cancelled and two capital lease buildings being recorded for an aggregate amount of $447,384; and the Company wrote off a direct financing lease receivable and the corresponding capital lease obligation of $487,527 based on the Company being released from the lease.

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

         The Company reported a net loss of $219,124 for the first nine months of 1999, as compared to a net loss of $1,529,602 for the first nine months of 1998. For the third quarter of 1999, the Company reported a net loss of $412,356 compared to a net loss of $874,442 for the same quarter in 1998.

         Total revenue increased by $675,919 or 4% for the first nine months of 1999, compared to the first nine months of 1998. Revenue during the third quarter of 1999 increased $672,143 over the same quarter last year, an increase of 13%. The increases are due primarily to increases in revenue from Company-owned Centers.

         Royalty fees are a percentage of gross sales paid monthly by all franchised Grease Monkey Centers. Royalty fee revenue for the first nine months of 1999 decreased by $40,453 or 2% compared to the first nine months of 1998. Royalty fee revenue for the third quarter of 1999 increased by $67,930 or 9% over the third quarter of 1998. The Company signed a Master Franchise Agreement for the Republic of Mexico on August 1, 1998 ("the Agreement"). The Master Franchisee retained eighty percent of royalties and franchise fees collected from Mexico franchisees after the effective date of the Agreement. The decrease in royalty revenue related to this transaction, when compared with the prior year is approximately $67,300 for the nine-month period and $17,300 for the third quarter of 1999. The Master Franchise Agreement was terminated effective July 1, 1999, and the Company will begin to recognize royalty revenues from Mexico franchisees again in October of 1999. Offsetting these decreases, the Company realized a settlement of back royalties of approximately $19,000 from a franchisee upon the sale of his center to a new franchisee. Based upon many factors, including the age of amounts owed the Company, the extent of collateralization, and historical performance, the Company may place certain financially troubled franchisees on a non-accrual status. For the first nine months of 1999, estimated royalties of $212,490 were not accrued under this policy, compared to $172,485 for the first nine months of 1998. During the third quarter of 1999, estimated royalties of $89,960 were not accrued compared to $59,385 for the third quarter of 1998. The Company has a royalty rebate program for franchisees under which eligible franchisees can receive a rebate of royalties paid. For the first nine months of 1999, the rebate accrued under this program was $178,086, compared to $178,147 for the first nine months of 1998. The rebate accrued for the third quarter of 1999 was $67,119 compared to a rebate of $64,096 for the third quarter of 1998. The rebate is recorded as a reduction in royalty revenue.

         The Company recognized franchise sales net revenue (sales net of related costs) of $64,818 during the first nine months of 1999, representing six Center openings. There were no Center openings during the third quarter of 1999. During the first nine months and third quarter of 1998, the Company recognized franchise sales net revenue of $141,219 and $10,045, respectively, representing nine and two Center openings. Franchise sales revenue represents initial one-time payments received by the Company from buyers of its franchises. The fee and any directly related costs are recognized as revenue and expense when the related franchise Center opens for business.

                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

         At September 30, 1999, the Company operated 35 Centers as compared to 32 Centers at September 30, 1998. The average number of Centers operated during the quarter and nine month period ended September 30, 1999, was 35 and 34 respectively, as compared to 32 and 31 for the same periods in 1998. For the first nine months of 1999, the Company reported an operating margin (Company-owned Center sales less expenses, excluding interest, depreciation and amortization) of $2,575,742 on revenue of $12,493,313 at Company-owned Centers as compared to an operating margin of $1,815,888 on revenue of $11,243,408 for the same period last year. These results represent an increase of 11% in revenue and 42% in operating margin. For the third quarters of 1999 and 1998, the Company reported operating margins of $987,762 and $625,695 on revenue of $4,503,948 and $3,788,628, respectively, representing an increase in revenue of 19% and an increase in operating margin of 58%. The increase in the operating margin for Company-owned Centers is a result of an increase in revenue, coupled with concentrated efforts to reduce expenses (specifically payroll and operating expenses).

         In the first nine months of 1999, the Company realized marketing allowances and gross margins on product and equipment sales of $248,740, as compared to $295,305 in the first nine months of 1998. In the third quarter of 1999, marketing allowances and gross margins on product and equipment sales were $84,260, as compared to $98,327 in the third quarter of 1998. Product and equipment revenue represents the sale of fluid dispensing equipment and other supplies to franchisees, and marketing allowances relate to the sale of oil filters, air filters, oil additives, and certain other products.

         General and administrative expenses for the first nine months and third quarter of 1999 decreased $1,475,624 or 32% and decreased $752,347 or 40%, respectively, as compared to the first nine months and third quarter of 1998. Positive variances in both the nine month and three month periods ended September 30, 1999, were caused by several factors. Under previous management, the Company had entered into an agreement for the development of a new point of sale system to be used at both Company-owned and franchised Centers. Upon review of the agreement by current management, further development was terminated and costs capitalized to date were expensed in September of 1998 in the amount of approximately $230,000. A dispute between the parties to the contract regarding the termination of the contract was settled in arbitration. The arbitrator found that the Company wrongfully repudiated the contract and an award was granted in the amount of $630,000. This award appears as a separate line item in the financial statements and is not included in general and administrative expenses. Based upon the Company entering into a Master Franchise Agreement for the Republic of Mexico in the third quarter of 1998, certain assets related to operations in Mexico were evaluated and adjusted, resulting in a write-off of approximately $132,000. During the third quarter of 1998, the Company entered into a contract for the sale of real estate in St. Louis, Missouri. Based on the contract, the real estate was written down by approximately $31,000. In addition, other variances in the first nine months of 1999 as compared to the first nine months of 1998 included reductions in: salaries, wages and personnel expenses of approximately $579,000; severance expenses of approximately $310,000; travel and entertainment expenses of aproximately $65,000; franchise development and training expenses of approximately $64,000; franchise sales and promotional expenses

                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES of approximately $45,500; offset by an increase in Company-owned Center division overhead of approximately $101,000. Additional variances in the third quarter of 1999 as compared to the third quarter of 1998 consisted primarily of reductions in: salaries, wages and personnel expenses of approximately $114,000; severance expenses of approximately $282,000; franchise development and training expenses of approximately $62,000; office expenses of approximately $32,000 offset by an increase in Company-owned Center division overhead of approximately $70,500.

         Depreciation and amortization expense for the first nine months and third quarter of 1999 increased 8% and 9%, respectively, as compared to the same periods in 1998. This increase is due primarily to an increase of three Company-owned Centers over the prior year periods.

         Gain (loss) on sale/disposition/closure of centers represents the net results of the refranchising/disposal of Company-owned Centers. When the Company refranchises a Center, a franchise license fee is included in the sales price and included in the resulting gain or loss on sale. The gain of $10,771 for the nine months ended September 30, 1999, consists primarily of the refranchising of one Company-owned Center, the refranchising of one closed Center, and a reimbursement of costs previously expensed upon the closure of a Company-owned Center in 1998. In addition, a loss was recognized on the sale of equipment to a franchisee. The loss of ($136,157) for the nine months ended September 30, 1998, represents the closure of two Company-owned Centers in 1998, marketing allowances paid based on subsidies granted certain franchisees or the refranchising of Company-owned Centers in 1996, and additional costs incurred in 1998 related to the closure of Company-owned Centers closed in 1997. In addition, losses were recognized on the sale of a Company-owned Center to a third party, and the foreclosure of a franchised Center.

         In the first nine months of 1999, the Company recognized $17,944 in franchise sales revenue resulting from undeveloped license cancellations. There were no license cancellations in the third quarter of 1999. In the first nine months and third quarter of 1998, undeveloped licenses were cancelled resulting in $195,686 and $163,703 of revenue, respectively.

         Interest expense includes interest on debt financing and interest recorded on capital leases of Company-owned Centers. The increase in interest expense from $620,929 in the first nine months of 1998 to $687,980 in the first nine months of 1999 was due primarily to an increase in average debt outstanding. This increase is due in part to borrowings associated with the purchase/development of three Company-owned Centers, and for working capital.

                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

         The following schedule summarizes the activity with regard to Grease Monkey Company-owned Centers as well as Grease Monkey franchised Centers for the nine months ended September 30, 1999 and 1998.

                                                                      NINE MONTHS ENDED:
                                                 September 30, 1999                        September 30, 1998
                                       ------------------------------------------------------------------------------------
                                        Company       Franchise                      Company      Franchise
                                        Owned           Owned          Total          Owned         Owned           Total
                                       ---------      ---------      ---------      ---------      ---------      ---------
Centers open, beginning                       33            182            215             31            187            218
Centers opened                                 -              6              6              1              9             10
Centers purchased                              2             (2)             -              -              -              -
Centers sold                                  (1)             2              1             (1)             -             (1)
Centers terminated or
  closed                                       -             (9)            (9)            (2)           (17)           (19)
Centers reacquired                             1              -              1              3             (3)             -
                                       ---------      ---------      ---------      ---------      ---------      ---------
Centers open, ending (A)                      35            179            214             32            176            208
                                       =========      =========      =========      =========      =========      =========
Vehicles serviced (000's)                                                2,050                                        2,049
                                                                     =========                                    =========
Franchise licenses issued (B)                                                2                                            6
                                                                     =========                                    =========
Undeveloped franchise licenses
  (C)                                                                       17                                           33
                                                                     =========                                    =========
Franchise applications
  outstanding (C)                                                           11                                           10
                                                                     =========                                    =========
Franchise license/application fees
  received (D)                                                       $  12,400                                    $ 116,200
                                                                     =========                                    =========


(A) Includes 23 franchised Centers in Mexico in 1999 and 20 franchised Centers in Mexico in 1998.
(B)  Represents the number of licenses issued during the period.
(C)  Represents the number of licenses/applications outstanding at September 30.
(D) Represents amounts received for franchise licenses/applications during the period.

                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                   (continued)

LIQUIDITY AND CAPITAL RESOURCES
CAPITAL RESOURCES

         The Company currently has lines of credit with varying interest rates from, or guaranteed by, a related party. The lines total $489,000 of which approximately $484,000 was outstanding at September 30, 1999. Monthly payments are interest only and the balance is due upon demand.

         The Company has a $5,000,000 Loan Agreement with a bank. In connection with the Company entering into a Master Supply Contract with a motor oil supplier, the supplier agreed to guarantee the loan. Draws under the Loan Agreement were used for the purpose of paying off certain debt, including the Company's former Loan Agreement and Fast Lube Supply Agreement, for acquiring, constructing and/or developing Company Centers and for working capital. Any draws are evidenced by notes which amortize over ten years with a five year balloon payment and bear interest at a rate provided under the Loan Agreement plus guarantee fees. For an increased guarantee fee, the Company can extend the payment terms an additional five years. The Company has drawn the full $5,000,000 facility and at September 30, 1999, approximately $4,449,000 is outstanding under the loan agreement.

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

LIQUIDITY

         Cash provided by operations during the first nine months of 1999 was $986,868 as compared to cash used by operations of $75,061 in the first nine months of 1998. The most significant factors contributing to the positive variance were an improved operating margin at Company-owned Centers and a decrease in general and administrative expenses.

         Cash provided by investing activities was $11,730 in the first nine months of 1999, as compared to cash used in investing activities of $1,649,287 in the first nine months of 1998. Cash provided in both periods consisted primarily of receipts on direct financing leases which decreased slightly over the periods. Additional cash was received in the first nine months of 1999 with the sale of a vacant site, and additional cash was received in the first nine months of 1998 with the payment of a developer note receivable and with the refranchising/sale of a Company-owned Center. Cash used in investing activities for the first nine months of 1998 consisted primarily of cash used for the development of Centers. Additional cash was used in both periods for the purchase of property and equipment, primarily for Company-owned Center equipment.

                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                   (continued)

         Cash used in financing activities was $669,743 in the first nine months of 1999 as compared to cash provided by financing activities of $1,610,180 in the first nine months of 1998. Cash provided by financing activities in the first nine months of 1999 and 1998 consisted primarily of proceeds from long-term obligations for working capital and the development of Centers. Financing activities also included cash used to reduce long-term debt and capital lease obligations of $850,377 in the first nine months of 1999 and $881,965 in the first nine months of 1998.

         The Company does not have any material commitments for capital expenditures other than for the required replacement or upgrade of underground storage tanks at Company-owned Centers and the costs to achieve Year 2000 compliance.

         For the three and nine month periods ended September 30, 1999, and the past three fiscal years, the Company has incurred losses from operations that have increased and has incurred a decrease in cash flow from operations. As of September 30, 1999, the Company had a working capital deficit of $1,498,620 and total liabilities exceeded total assets. These factors among others may indicate that the Company may not be able to meet its obligations in a timely manner without increased cash flow from operations, sale of non-producing assets or additional financing.

         As noted in the results from operations for the nine months ended September 30, 1999, the Company has taken steps to reduce losses and generate cash flow from operations and anticipates the sale of non-producing assets which will generate sufficient cash flow to meet its obligations in a timely manner. Should the Company be unable to achieve its projected level of cash flow from operations or sell its non-producing assets, additional financing could be necessary. The Company has entered into a merger agreement that would result in the sale of the Company. As a result of the current merger agreement, the Company is not actively investigating financing alternatives. Should the merger not proceed, the Company believes it could obtain additional financing, however, there can be no assurance that such financing would be available on a timely basis or on acceptable terms.

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

                                   (continued)

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                   (CONTINUED)

STATE OF READINESS

         The Company has instituted a Year 2000 project. The project includes an evaluation of its computer systems and significant software programs. This evaluation includes the Company's network hardware and software, Point-of-Sale hardware and software at the Company-owned Centers and accounting and business process software. The Company has replaced the systems noted in its evaluation that did not appear to be Year 2000 compliant.

         As part of the Company's Year 2000 project, the Company has contacted its significant third party suppliers, such as its oil and parts suppliers, to determine the extent to which the Company is vulnerable to its suppliers' failure to remediate their Year 2000 issues. However, the Company cannot assure that third-party suppliers will adequately address their Year 2000 issues or that failure of the third-party suppliers to address their Year 2000 issues would not have a material adverse effect on the Company or its operations.

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

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

         During 1999, the Company has spent approximately $145,000 to become Year 2000 compliant. Based upon the findings at September 30, 1999, the Company's remaining costs of becoming Year 2000 compliant are less than $25,000.

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

                        GREASE MONKEY HOLDING CORPORATION

                        COMMISSION FILE NUMBER: 000-9812

                        QUARTER ENDED SEPTEMBER 30, 1999

                                   FORM 10-QSB

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On May 26, 1999, Hernando and Patricia Cortina, franchisees of the Company, filed an action against the Company in the Federal District Court, Mexico City, Mexico, CORTINA GONZALEZ HERNANDO AND PATRICIA HERNANDEZ JUNGUERA DE CORTINA V. GREASE MONKEY INTERNATIONAL, INC., Case No. 582/98. The complaint asserts that the Company breached the Cortina's franchise agreement by providing false financial projections based on unrealistic assumptions as to car counts, providing building plans inappropriate for constructing a GREASE MONKEY Center in Mexico City, failing to provide adequate initial and ongoing training, failing to provide equipment maintenance support, failing to update technical manuals and software and failing to provide sufficient on-going marketing and consulting support. The Cortinas' sought damages in the amount of $4,678,464 and moral damages. Based on the arbitration and venue provisions of the franchise agreement, the Company moved for dismissal of the action and sought to require the Cortinas' to arbitrate their claims in Denver, Colorado. The court ruled in favor of the Company and ordered the Cortinas' to pay the Company's attorney fees. The Cortinas' have the option to file an appeal or file for arbitration in the U.S.

         On December 15, 1998, a demand for arbitration was made against the Company by Navfam, Inc. based upon the Company's alleged breach of a Software License Agreement dated April 7, 1998. The matter was governed by the American Arbitration Association in Los Angeles, California, and was assigned Case No. 72Y1140138198. On October 8, 1999, the arbitrator found that the Company wrongfully repudiated the agreement, and Navfam, Inc. was awarded approximately $579,000 in damages, plus pre-judgment interest. The arbitrator's award is binding and not subject to appeal. The Company has recorded a settlement amount of $630,000 representing the settlement award and pre-judgment interest, and reached an agreement with Navfam to pay $150,000 down and finance the remaining $480,000 over four years at 10% interest.

         The Company has previously reported one other legal proceeding contained in its quarterly report on Form 10-QSB for the period ending March 31, 1999. No material changes have occurred in that proceeding.

         The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

(b) As of the date of filing this Quarterly Report on Form 10-QSB, the Company is in arrears in the payment of dividends on the Series C Preferred Stock in the amount of approximately $742,000. Under Paragraph 5(d) of the Statement of Designation, Voting Powers, Preferences and Rights of the Series C Preferred Stock ("Statement of Designation"), if dividends on the Series C Preferred Stock are in arrears in an aggregate amount equal to at least four quarterly dividends, the number of members of the Board of Directors of the Company is automatically increased by the smallest number of directors that will constitute at least 25% of the Board of Directors after such increase and that the holders of the Series C Preferred Stock (voting as a separate voting group) have the exclusive right to elect, remove or replace such additional directors of the Company. The aggregate amount of dividends in arrears exceeded at least four quarterly dividends as of the date of filing this report. The holders of the Series C Preferred Stock have not notified the Company that they have any intention to elect or serve as Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits (numbered in accordance with Item 601 of regulation S-B)

         27.  Financial Data Schedule

(b)      Reports on Form 8-K

         A current report on Form 8-K dated October 8, 1999, was filed on October 19, 1999, reporting under Item 5 an arbitration award against the Company relating to a repudiation of an agreement between the Company and Navfam, Inc.

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

               GREASE MONKEY HOLDING CORPORATION AND SUBSIDIARIES

                        COMMISSION FILE NUMBER: 000-9812
                        QUARTER ENDED SEPTEMBER 30, 1999
                                   FORM 10-QSB

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GREASE MONKEY HOLDING CORPORATION

                                 By: /s/ Rex L. Utsler
                                    --------------------------------------------
                                         Rex L. Utsler
                                         President and Chief Operating Officer
                                         (Principal Operating Officer,
                                         Chief Financial Officer and
                                         Principal Accounting Officer)

Denver, Colorado
November 15, 1999